Form 10-Q
period 1996-09-30
SWIFT ENERGY OPERATING PARTNERS 1993-B LTD
filed 1996-11-13
CIK 911342

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________________ to __________________

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

                                      INDEX


PART I.    FINANCIAL INFORMATION                                                                                  PAGE


      ITEM 1.    Financial Statements

            Balance Sheets

                - September 30, 1996 and December 31, 1995                                                         3

            Statements of Operations

                - Three month and nine month periods ended September 30, 1996 and 1995                             4

            Statements of Cash Flows

                - Nine month periods ended September 30, 1996 and 1995                                             5

            Notes to Financial Statements                                                                          6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                                           9

PART II.    OTHER INFORMATION                                                                                      11


SIGNATURES                                                                                                         12

                  SWIFT ENERGY OPERATING PARTNERS 1993-B, LTD.
                                 BALANCE SHEETS


                                                                                         September 30,       December 31,
                                                                                             1996                1995
                                                                                       --------------       --------------
                                                                                         (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $      428,002       $      338,496
              Oil and gas sales receivable                                                    471,908              434,348
              Other                                                                                                  5,154
                                                                                       --------------       --------------
                   Total Current Assets                                                       905,064              772,844
                                                                                       --------------       --------------

         Gas Imbalance Receivable                                                              26,119               35,304
                                                                                       --------------       --------------

         Oil and Gas Properties, using full cost
              accounting                                                                    9,253,721            9,326,491
         Less-Accumulated depreciation, depletion
              and amortization                                                             (5,071,901)          (4,315,061)
                                                                                       --------------       --------------
                                                                                            4,181,820            5,011,430
                                                                                       --------------       --------------
                                                                                       $    5,113,003       $    5,819,578
                                                                                       ==============       ==============
         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts payable and accrued liabilities                                 $      201,734       $      226,718
                                                                                       --------------       --------------

         Deferred Revenues                                                                     20,301               20,488

         Partners' Capital                                                                  4,890,968            5,572,372
                                                                                       --------------       --------------
                                                                                       $    5,113,003       $    5,819,578
                                                                                       ==============       ==============


                 See accompanying note to financial statements.

                  SWIFT ENERGY OPERATING PARTNERS 1993-B, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                      Three Months Ended                  Nine Months Ended
                                                         September 30,                       September 30,
                                              ---------------------------------  ----------------------------------
                                                     1996             1995             1996               1995
                                              ---------------   ---------------  ---------------      -------------
REVENUES:
   Oil and gas sales                          $       397,338   $       373,514  $     1,194,137      $   1,199,073
   Interest income                                      5,154             3,935           12,959             15,021
   Other income                                         8,951             6,594           30,580             24,923
                                              ---------------   ---------------  ---------------      -------------
                                                      411,443           384,043        1,237,676          1,239,017
                                              ---------------   ---------------  ---------------      -------------

COSTS AND EXPENSES:
   Lease Operating                                    164,317           125,130          387,530            458,873
   Production taxes                                    22,111            26,009           71,302             79,155
   Depreciation, depletion
     and amortization -
       Normal provision                               150,523           180,861          477,225            586,312
       Additional provision                           279,615            67,224          279,615             77,708
   General and administrative                          40,596            53,323          132,958            151,779
                                              ---------------   ---------------  ---------------      -------------
                                                      657,162           452,547        1,348,630          1,353,827
                                              ---------------   ---------------  ---------------      -------------
NET INCOME (LOSS)                             $      (245,719)  $       (68,504) $      (110,954)     $    (114,810)
                                              ===============   ===============  ===============      =============



Limited Partners' net income (loss)
    per unit                                  $          (.03)  $          (.01) $          (.01)     $        (.01)
                                              ===============   ===============  ===============      =============


                 See accompanying note to financial statements.

                  SWIFT ENERGY OPERATING PARTNERS 1993-B, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                          Nine Months Ended
                                                                                            September 30,
                                                                                ---------------------------------------
                                                                                       1996                    1995
                                                                                --------------          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (Loss)                                                               $     (110,954)         $      (114,810)
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Depreciation, depletion and amortization                                         756,840                  664,020
      Change in gas imbalance receivable
          and deferred revenues                                                          8,998                       --
      Change in assets and liabilities:
        (Increase) decrease in oil and gas sales receivable                            (37,560)                  82,556
        (Increase) decrease in other current assets                                     (5,154)                      --
        Increase (decrease) in accounts payable
          and accrued liabilities                                                      (24,984)                 (52,392)
                                                                                --------------          ---------------
               Net cash provided by (used in) operating activities                     587,186                  579,374
                                                                                --------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to oil and gas properties                                               (171,945)                (125,578)
    Proceeds from sales of oil and gas properties                                      244,715                   41,165
                                                                                --------------          ---------------
               Net cash provided by (used in) investing activities                      72,770                  (84,413)
                                                                                --------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                    (570,450)                (769,649)
                                                                                ---------------         ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    89,506                 (274,688)
                                                                                --------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       338,496                  553,090
                                                                                --------------          ---------------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $      428,002          $       278,402
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

      Use of Estimates --

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

     Oil and Gas Properties --

                  For financial reporting purposes the Partnership follows the "full-cost" method of accounting for oil and gas property costs. Under this method of accounting, all productive and nonproductive costs incurred in the acquisition and development of oil and gas reserves are capitalized. Such costs include lease acquisitions, geological and geophysical services, drilling, completion, equipment and certain general and administrative costs directly associated with acquisition and development activities. General and administrative costs related to production and general overhead are expensed as incurred. No general and administrative costs were capitalized during the nine months ended September 30, 1996 and 1995.

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

(4)  Related-Party Transactions -

                  Effective June 30, 1993, the Partnership entered into a Net Profits and Overriding Royalty Interest Agreement ("NP/OR Agreement") with Swift Energy Pension Partners 1993-B, Ltd. (Pension Partnership), an affiliated partnership managed by Swift for the purpose of acquiring nonoperating interests in producing oil and gas properties. Under the terms of the NP/OR Agreement, the Partnership will convey to the Pension Partnership a nonoperating interest in the aggregate net profits (i.e., oil and gas sales net of related operating costs) of the properties acquired equal to the Pension Partnership's proportionate share of the property acquisition costs.

(5)  Gas Imbalances -

                  The gas imbalance receivable and deferred revenues are accounted for on the entitlements method, whereby the Partnership records its share of revenue, based on its entitled amount. Any amounts over or under the entitled amount are recorded as an increase or decrease to the gas imbalance receivable or deferred revenues as applicable.

(6)  Vulnerability Due to Certain Concentrations -

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


(7)  Fair Value of Financial Instruments -

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

LIQUIDITY AND CAPITAL RESOURCES

      The  Partnership  has expended all of the  Interest  Holders'  commitments
available  for  property   acquisitions  by  acquiring  producing  oil  and  gas
properties.

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

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended September 30, 1996 (current quarter) when compared to the quarter ended September 30, 1995 (corresponding quarter), and for the nine months ended September 30, 1996 (current period), when compared to the nine months ended September 30, 1995 (corresponding period).

Three Months Ended September 30, 1996 and 1995

      Oil and gas sales increased $23,824 or 6 percent in the current quarter of 1996 when compared to the corresponding quarter in 1995, primarily due to increased gas and oil prices. An increase in gas prices of 80 percent or $1.29/MCF and in oil prices of 35 percent or $5.39/BBL had a significant impact on partnership performance. Current quarter gas and oil production decreased 34 percent and 32 percent, respectively, when compared to third quarter 1995 production volumes, partially offsetting the effect of increased gas and oil prices.

      Associated depreciation expense decreased 17 percent or $30,338.

      The Partnership recorded an additional provision in depreciation, depletion and amortization in the third quarter of 1996 and 1995 for $279,615 and $67,224, respectively, when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties based on the prices in effect at the filing date, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties. The additional provision results from the Managing General Partner's determination that the fair market value paid for properties may or may not coincide with reserve valuations determined according to guidelines of the Securities and Exchange Commission.

                  SWIFT ENERGY OPERATING PARTNERS 1993-B, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Nine Months Ended September 30, 1996 and 1995

      Oil and gas sales decreased $4,935 or a slight 1 percent in the first nine months of 1996 over the corresponding period in 1995. A decline of 34 percent in gas production and 23 percent in oil production were major contributing factors to the decreased revenues for the period. Current period gas and oil prices decreased 62 percent or $.95/MCF and 20 percent or $3.20/BBL, respectively, compared to the corresponding period in 1995, partially offsetting the production declines.

      Associated depreciation expense decreased 19 percent or $109,087.

      The Partnership recorded an additional provision in depreciation, depletion and amortization in the first nine months of 1996 and 1995 for $279,615 and $77,708, respectively, when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties. The additional provision results from the Managing General Partner's determination that the fair market value paid for properties may or may not coincide with reserve valuations determined according to guidelines of the Securities and Exchange Commission.

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


                                              SWIFT ENERGY OPERATING
                                              PARTNERS 1993-B, LTD.
                                              (Registrant)

                                   By:        SWIFT ENERGY COMPANY
                                              Managing General Partner


Date:  November 6, 1996            By:        /s/ John R. Alden
       ----------------                       --------------------------------
                                              John R. Alden
                                              Senior Vice President, Secretary
                                              and Principal Financial Officer

Date:  November 6, 1996            By:        /s/ Alton D. Heckaman, Jr.
       ----------------                       --------------------------------
                                              Alton D. Heckaman, Jr.
                                              Vice President, Controller
                                              and Principal Accounting Officer