Form 10-Q/A
period 1996-09-30
SWIFT ENERGY OPERATING PARTNERS 1993-B LTD
filed 1996-11-15
CIK 911342

                            AMENDMENT #1 TO FORM 10-Q


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

                For the transition period from ______________ to _______________

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

Yes  X      No
   ----       -----

                  SWIFT ENERGY OPERATING PARTNERS 1993-B, LTD.
                                 BALANCE SHEETS


                                                                                        September 30,        December 31,
                                                                                            1996                 1995
                                                                                       ---------------     ----------------
                                                                                         (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $      428,002       $      338,496
              Oil and gas sales receivable                                                    471,908              434,348
              Other                                                                             5,154                   --
                                                                                       ---------------     ----------------
                   Total Current Assets                                                       905,064              772,844
                                                                                       ---------------     ----------------

         Gas Imbalance Receivable                                                              26,119               35,304
                                                                                       ---------------      ---------------

         Oil and Gas Properties, using full cost
              accounting                                                                    9,253,721            9,326,491
         Less-Accumulated depreciation, depletion
              and amortization                                                             (5,071,901)          (4,315,061)
                                                                                       ---------------     ----------------
                                                                                            4,181,820            5,011,430
                                                                                       ---------------     ----------------
                                                                                       $    5,113,003       $    5,819,578
                                                                                       ===============     ================
         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts payable and accrued liabilities                                 $      201,734       $      226,718
                                                                                       ---------------     ----------------

         Deferred Revenues                                                                     20,301               20,488

         Partners' Capital                                                                  4,890,968            5,572,372
                                                                                       ---------------     ----------------
                                                                                       $    5,113,003       $    5,819,578
                                                                                       ===============     ================


                 See accompanying notes to financial statements.

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


                                                SWIFT ENERGY OPERATING
                                                PARTNERS 1993-B, LTD.
                                                (Registrant)

                                     By:        SWIFT ENERGY COMPANY
                                                Managing General Partner


Date:  November 14, 1996             By:        /s/ John R. Alden
       -----------------                        --------------------------------
                                                John R. Alden
                                                Senior Vice President, Secretary
                                                and Principal Financial Officer

Date:  November 14, 1996              By:        /s/ Alton D. Heckaman, Jr.
       -----------------                        --------------------------------
                                                Alton D. Heckaman, Jr.
                                                Vice President, Controller
                                                and Principal Accounting Officer