Form 10-Q
period 1997-03-31
SWIFT ENERGY OPERATING PARTNERS 1993-B LTD
filed 1997-05-13
CIK 911342

                                    FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to ___________________

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

                                  (281)874-2700
              (Registrant's telephone number, including area code)

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                       PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - March 31, 1997 and December 31, 1996                  3

            Statements of Operations

                - Three month periods ended March 31, 1997 and 1996     4

            Statements of Cash Flows

                - Three month periods ended March 31, 1997 and 1996     5

            Notes to Financial Statements                               6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                9

PART II.    OTHER INFORMATION                                          10


SIGNATURES                                                             11

                  SWIFT ENERGY OPERATING PARTNERS 1993-B, LTD.
                                 BALANCE SHEETS



                                                                                          March 31,          December 31,
                                                                                            1997                 1996
                                                                                       --------------       --------------
                                                                                         (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $      376,772       $      451,530
              Oil and gas sales receivable                                                    509,796              435,712
                                                                                       --------------       --------------
                   Total Current Assets                                                       886,568              887,242
                                                                                       --------------       --------------

         Gas Imbalance Receivable                                                              26,087               26,087
                                                                                       --------------        -------------

         Oil and Gas Properties, using full cost
              accounting                                                                    9,344,666            9,285,733
         Less-Accumulated depreciation, depletion
              and amortization                                                             (5,496,422)          (5,233,254)
                                                                                       --------------       --------------
                                                                                            3,848,244            4,052,479
                                                                                       --------------       --------------
                                                                                       $    4,760,899       $    4,965,808
                                                                                       ==============       ==============

         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts payable and accrued liabilities                                 $      140,582       $      159,742
                                                                                       --------------       --------------

         Deferred Revenues                                                                     20,404               20,404

         Partners' Capital                                                                  4,599,913            4,785,662
                                                                                       --------------       --------------
                                                                                       $    4,760,899       $    4,965,808
                                                                                       ==============       ==============


                 See accompanying notes to financial statements.

                  SWIFT ENERGY OPERATING PARTNERS 1993-B, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                 ---------------------------------
                                                                                        1997             1996
                                                                                 ---------------   ---------------
         REVENUES:
             Oil and gas sales                                                   $       486,655   $       450,832
             Interest income                                                               4,173             3,619
             Other                                                                         5,020             6,405
                                                                                 ---------------   ---------------
                                                                                         495,848           460,856
                                                                                 ---------------   ---------------
         COSTS AND EXPENSES:
             Lease operating                                                             103,894           134,346
             Production taxes                                                             28,852            28,493
             Depreciation, depletion
                and amortization -
                   Normal provision                                                      183,066           184,191
                   Additional provision                                                   80,102                --
             General and administrative                                                   41,450            45,056
                                                                                 ---------------   ---------------
                                                                                         437,364           392,086
                                                                                 ---------------   ---------------
         NET INCOME (LOSS)                                                       $        58,484   $        68,770
                                                                                 ===============   ===============


         Limited Partners' net income (loss)
             per unit

         March 31, 1997                       $           .01
                                              ===============
         March 31, 1996                       $           .01
                                              ===============


                 See accompanying note to financial statements.

                  SWIFT ENERGY OPERATING PARTNERS 1993-B, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                           Three Months Ended
                                                                                                March 31,
                                                                                ---------------------------------------
                                                                                       1997                    1996
                                                                                -----------------       ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (Loss)                                                               $         58,484        $        68,770
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Depreciation, depletion and amortization                                           263,168                184,191
      Change in gas imbalance receivable
          and deferred revenues                                                               --                   (605)
      Change in assets and liabilities:
        (Increase) decrease in oil and gas sales receivable                              (74,084)               (40,727)
        Increase (decrease) in accounts payable
          and accrued liabilities                                                        (19,160)               (52,109)
                                                                                ----------------        ---------------
               Net cash provided by (used in) operating activities                       228,408                159,520
                                                                                ----------------        ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to oil and gas properties                                                  (58,933)               (21,598)
    Proceeds from sales of oil and gas properties                                             --                 57,359
                                                                                ----------------        ---------------
               Net cash provided by (used in) investing activities                       (58,933)                35,761
                                                                                ----------------        ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                      (244,233)              (171,530)
                                                                                ----------------        ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     (74,758)                23,751
                                                                                ----------------        ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         451,530                338,496
                                                                                ----------------        ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $        376,772        $       362,247
                                                                                ================        ===============


                 See accompanying notes to financial statements.

                  SWIFT ENERGY OPERATING PARTNERS 1993-B, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)  General Information -

                  The financial statements included herein have been prepared by the Partnership and are unaudited except for the balance sheet at December 31, 1996 which has been taken from the audited financial statements at that date. The financial statements reflect adjustments, all of which were of a normal recurring nature, which are, in the opinion of the managing general partner necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Partnership believes adequate disclosure is provided by the information presented. The financial statements should be read in conjunction with the audited financial statements and the notes included in the latest Form 10-K.

(2)  Organization and Terms of Partnership Agreement -

                  Swift Energy Operating Partners 1993-B, Ltd., a Texas limited partnership ("the Partnership"), was formed on June 30, 1993, for the purpose of purchasing and operating producing oil and gas properties within the continental United States and Canada. Swift Energy Company ("Swift"), a Texas corporation, and VJM Corporation ("VJM"), a California corporation, serve as Managing General Partner and Special General Partner of the Partnership, respectively. The sole limited partner of the Partnership is Swift Depositary Company, which has assigned all of its beneficial (but not of record) rights and interest as limited partner to the investors in the Partnership ("Interest Holders"), in the form of Swift Depositary Interests ("SDIs").

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

     Oil and Gas Properties --

                  For financial reporting purposes the Partnership follows the "full-cost" method of accounting for oil and gas property costs. Under this method of accounting, all productive and nonproductive costs incurred in the acquisition and development of oil and gas reserves are capitalized. Such costs include lease acquisitions, geological and geophysical services, drilling, completion, equipment and certain general and administrative costs directly associated with acquisition and development activities. General and administrative costs related to production and general overhead are expensed as incurred. No general and administrative costs were capitalized during the three months ended March 31, 1997 and 1996.

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

                  SWIFT ENERGY OPERATING PARTNERS 1993-B, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


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

RESULTS OF OPERATIONS

     Oil and gas sales increased $35,823 or 8 percent in the first quarter of 1997 when compared to the same period in 1996, primarily due to increased gas and oil prices. An increase in gas prices of 41 percent or $.90/MCF and in oil prices of 11 percent or $1.94/BBL had a significant impact on partnership performance. Current quarter oil production declined 23 percent and gas production declined 8 percent when compared to first quarter 1996 production volumes, partially offsetting the effect of increased gas and oil prices.

      Associated depreciation expense decreased 1 percent or $1,125.

      The Partnership recorded an additional provision in depreciation, depletion and amortization in the first quarter of 1997 for $80,102 when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties. The additional provision results from the Managing General Partner's determination that the fair market value paid for properties may or may not coincide with reserve valuations determined according to guidelines of the Securities and Exchange Commission. Using prices in effect at March 31, 1997, the Partnership would have recorded an additional provision at March 31, 1997 in the amount of $624,297.

      During 1997, partnership revenues and costs will be shared between the Interest Holders and general partners in an 85:15 ratio.

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


                                         SWIFT ENERGY OPERATING
                                         PARTNERS 1993-B, LTD.
                                         (Registrant)

                              By:        SWIFT ENERGY COMPANY
                                         Managing General Partner


Date:     May 5, 1997         By:        /s/ John R. Alden
          -----------                    ------------------------------
                                         John R. Alden
                                         Senior Vice President, Secretary
                                         and Principal Financial Officer

Date:     May 5, 1997         By:        /s/ Alton D. Heckaman, Jr.
          -----------                    ------------------------------
                                         Alton D. Heckaman, Jr.
                                         Vice President, Controller
                                         and Principal Accounting Officer