Form 10-Q
period 1997-06-30
SWIFT ENERGY OPERATING PARTNERS 1993-B LTD
filed 1997-08-11
CIK 911342

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________________ to ___________________

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                                                PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - June 30, 1997 and December 31, 1996                                             3

            Statements of Operations

                - Three month and six month periods ended June 30, 1997 and 1996                  4

            Statements of Cash Flows

                - Six month periods ended June 30, 1997 and 1996                                  5

            Notes to Financial Statements                                                         6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                          9

PART II.    OTHER INFORMATION                                                                    11


SIGNATURES                                                                                       12

                  SWIFT ENERGY OPERATING PARTNERS 1993-B, LTD.
                                 BALANCE SHEETS



                                                                                          June 30,            December 31,
                                                                                            1997                  1996
                                                                                       --------------       --------------
                                                                                         (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $      325,980       $      451,530
              Oil and gas sales receivable                                                    367,307              435,712
                                                                                       --------------       --------------
                   Total Current Assets                                                       693,287              887,242
                                                                                       --------------       --------------

         Gas Imbalance Receivable                                                              26,117               26,087
                                                                                       --------------        -------------

         Oil and Gas Properties, using full cost
              accounting                                                                    9,404,455            9,285,733
         Less-Accumulated depreciation, depletion
              and amortization                                                             (5,794,229)          (5,233,254)
                                                                                       --------------       --------------
                                                                                            3,610,226            4,052,479
                                                                                       --------------       --------------
                                                                                       $    4,329,630       $    4,965,808
                                                                                       ==============       ==============

         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts payable and accrued liabilities                                 $      111,824       $      159,742
                                                                                       --------------       --------------

         Deferred Revenues                                                                     20,404               20,404

         Partners' Capital                                                                  4,197,402            4,785,662
                                                                                       --------------       --------------
                                                                                       $    4,329,630       $    4,965,808
                                                                                       ==============       ==============


                 See accompanying notes to financial statements.

                  SWIFT ENERGY OPERATING PARTNERS 1993-B, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                        Three Months Ended                Six Months Ended
                                                            June 30,                          June 30,
                                              ---------------------------------  ---------------------------------
                                                   1997               1996            1997                1996
                                              ---------------   ---------------  ---------------   ---------------
REVENUES:
   Oil and gas sales                          $       277,973   $       345,967  $       764,628   $       796,799
   Interest income                                      4,014             4,185            8,187             7,805
   Other                                                3,947            15,225            8,967            21,630
                                              ---------------   ---------------  ---------------   ---------------
                                                      285,934           365,377          781,782           826,234
                                              ---------------   ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Lease operating                                     80,942            88,867          184,836           223,213
   Production taxes                                    11,225            20,697           40,077            49,190
   Depreciation, depletion
      and amortization -
         Normal provision                             154,832           142,511          337,898           326,702
         Additional provision                         142,975                --          223,077                --
   General and administrative                          33,623            47,308           75,073            92,365
                                              ---------------   ---------------  ---------------   ---------------
                                                      423,597           299,383          860,961           691,470
                                              ---------------   ---------------  ---------------   ---------------
NET INCOME (LOSS)                             $      (137,663)  $        65,994  $       (79,179)  $       134,764
                                              ===============   ===============  ===============   ===============



Limited Partners' net income (loss)
   per unit                                   $          (.01)  $           .01  $          (.01)  $           .01
                                              ===============   ===============  ===============   ===============


                 See accompanying note to financial statements.

                  SWIFT ENERGY OPERATING PARTNERS 1993-B, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                            Six Months Ended
                                                                                                June 30,
                                                                                ---------------------------------------
                                                                                     1997                     1996
                                                                                --------------          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss)                                                               $      (79,179)         $       134,764
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Depreciation, depletion and amortization                                         560,975                  326,702
      Change in gas imbalance receivable
          and deferred revenues                                                            (30)                   8,814
      Change in assets and liabilities:
        (Increase) decrease in oil and gas sales receivable                             68,405                  (41,072)
        Increase (decrease) in accounts payable
          and accrued liabilities                                                      (47,918)                 (96,281)
                                                                                --------------          ---------------
      Net cash provided by (used in) operating activities                              502,253                  332,927
                                                                                --------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to oil and gas properties                                               (118,722)                (104,357)
    Proceeds from sales of oil and gas properties                                           --                  240,039
                                                                                --------------          ---------------
      Net cash provided by (used in) investing activities                             (118,722)                 135,682
                                                                                --------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                    (509,081)                (365,874)
                                                                                --------------          ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  (125,550)                 102,735
                                                                                --------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       451,530                  338,496
                                                                                --------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $      325,980          $       441,231
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

      Oil and Gas Properties --

                  For financial reporting purposes the Partnership follows the "full-cost" method of accounting for oil and gas property costs. Under this method of accounting, all productive and nonproductive costs incurred in the acquisition and development of oil and gas reserves are capitalized. Such costs include lease acquisitions, geological and geophysical services, drilling, completion, equipment and certain general and administrative costs directly associated with acquisition and development activities. General and administrative costs related to production and general overhead are expensed as incurred. No general and administrative costs were capitalized during the six months ended June 30, 1997 and 1996.

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

(4)  Related-Party Transactions -

                  Effective June 30, 1993, the Partnership entered into a Net Profits and Overriding Royalty Interest Agreement ("NP/OR Agreement") with Swift Energy Pension Partners 1993-B, Ltd. ("Pension Partnership"), an affiliated partnership managed by Swift for the purpose of acquiring interests in producing oil and gas properties. Under the terms of the NP/OR Agreement, the Partnership has conveyed to the Pension Partnership a nonoperating interest in the aggregate net profits (i.e., oil and gas sales net of related operating costs) of the properties acquired equal to the Pension Partnership's proportionate share of the property acquisition costs.

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

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended June 30, 1997 (current quarter) when compared to the quarter ended June 30, 1996 (corresponding quarter), and for the six months ended June 30, 1997 (current period), when compared to the six months ended June 30, 1996 (corresponding period).

Three Months Ended June 30, 1997 and 1996

     Oil and gas sales declined $67,955 or 20 percent in the second quarter of 1997 when compared to the corresponding quarter in 1996, primarily due to decreased gas and oil prices. A decline in gas prices of 28 percent or $.67/MCF and in oil prices of 17 percent or $3.39/BBL had a significant impact on partnership performance. Revenue declines were partially offset by an increase in oil and gas production of 7 percent and 2 percent, respectively.

      Associated depreciation expense increased 9 percent or $12,321.

     The Partnership recorded an additional provision in depreciation, depletion and amortization in the second quarter of 1997 for $142,975 when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties. The additional provision results from the Managing General Partner's determination that the fair market value paid for properties may or may not coincide with reserve valuations determined according to guidelines of the Securities and Exchange Commission.

                  SWIFT ENERGY OPERATING PARTNERS 1993-B, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Six Months Ended June 30, 1997 and 1996

     Oil and gas sales decreased $32,172 or 4 percent in the first six months of 1997 over the corresponding period in 1996. A decline of 11 percent in oil production and 4 percent in gas production were major contributing factors to the decreased revenues for the period. Increased gas prices of 9 percent or $.21/MCF partially offset the production declines.

      Associated depreciation expense increased 3 percent or $11,196.

     The Partnership recorded an additional provision in depreciation, depletion and amortization in the first six months of 1997 for $223,077 when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties. The additional provision results from the Managing General Partner's determination that the fair market value paid for properties may or may not coincide with reserve valuations determined according to guidelines of the Securities and Exchange Commission.

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


                                           SWIFT ENERGY OPERATING
                                           PARTNERS 1993-B, LTD.
                                           (Registrant)

                                By:        SWIFT ENERGY COMPANY
                                           Managing General Partner

Date:     August 4, 1997        By:        /s/ John R. Alden
          --------------                   --------------------------------
                                           John R. Alden
                                           Senior Vice President, Secretary
                                           and Principal Financial Officer

Date:     August 4, 1997        By:        /s/ Alton D. Heckaman, Jr.
          --------------                   --------------------------------
                                           Alton D. Heckaman, Jr.
                                           Vice President, Controller
                                           and Principal Accounting Officer