Form 10-Q
period 1997-09-30
SWIFT ENERGY OPERATING PARTNERS 1993-B LTD
filed 1997-11-12
CIK 911342

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from ____________________ to ____________________

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                                      PAGE
ITEM 1.    Financial Statements

      Balance Sheets

          - September 30, 1997 and December 31, 1996                                   3

      Statements of Operations

          - Three month and nine month periods ended September 30, 1997 and 1996       4

      Statements of Cash Flows

          - Nine month periods ended September 30, 1997 and 1996                       5

      Notes to Financial Statements                                                    6

ITEM 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                     9

PART II.    OTHER INFORMATION                                                         11


SIGNATURES                                                                            12

                  SWIFT ENERGY OPERATING PARTNERS 1993-B, LTD.
                                 BALANCE SHEETS



                                                                                        September 30,        December 31,
                                                                                            1997                 1996
                                                                                       ---------------     ----------------
                                                                                         (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $      279,048       $      451,530
              Oil and gas sales receivable                                                    398,937              435,712
                                                                                       ---------------     ----------------
                   Total Current Assets                                                       677,985              887,242
                                                                                       ---------------     ----------------

         Gas Imbalance Receivable                                                              26,112               26,087
                                                                                       ---------------      ---------------

         Oil and Gas Properties, using full cost
              accounting                                                                    9,440,963            9,285,733
         Less-Accumulated depreciation, depletion
              and amortization                                                             (5,943,741)          (5,233,254)
                                                                                       ---------------     ----------------
                                                                                            3,497,222            4,052,479
                                                                                       ---------------     ----------------
                                                                                       $    4,201,319       $    4,965,808
                                                                                       ===============     ================

         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts payable and accrued liabilities                                 $      136,103       $      159,742
                                                                                       ---------------     ----------------

         Deferred Revenues                                                                     20,404               20,404

         Partners' Capital                                                                  4,044,812            4,785,662
                                                                                       ---------------     ----------------
                                                                                       $    4,201,319       $    4,965,808
                                                                                       ===============     ================



                 See accompanying notes to financial statements.

                  SWIFT ENERGY OPERATING PARTNERS 1993-B, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                     Three Months Ended                  Nine Months Ended
                                                        September 30,                      September 30,
                                              ---------------------------------  ----------------------------------
                                                   1997              1996            1997                  1996
                                              ---------------   ---------------  ---------------    ---------------
REVENUES:
   Oil and gas sales                          $       340,577   $       397,338  $     1,105,204    $     1,194,137
   Interest income                                      3,205             5,154           11,392             12,959
   Other income                                         3,705             8,951           12,671             30,580
                                              ---------------   ---------------  ---------------    ---------------
                                                      347,487           411,443        1,129,267          1,237,676
                                              ---------------   ---------------  ---------------    ---------------

COSTS AND EXPENSES:
   Lease Operating                                    103,500           164,317          288,336            387,530
   Production taxes                                    21,841            22,111           61,918             71,302
   Depreciation, depletion
     and amortization -
       Normal provision                               149,512           150,523          487,410            477,225
       Additional provision                                --           279,615          223,077            279,615
   General and administrative                          35,498            40,596          110,570            132,958
                                              ---------------   ---------------  ---------------    ---------------
                                                      310,351           657,162        1,171,311          1,348,630
                                              ---------------   ---------------  ---------------    ---------------
NET INCOME (LOSS)                             $        37,136   $      (245,719) $       (42,044)   $      (110,954)
                                              ===============   ===============  ===============    ===============



Limited Partners' net income (loss)
   per unit                                   $            --   $          (.03) $            --    $          (.01)
                                              ===============   ===============  ===============    ===============



                 See accompanying notes to financial statements.

                  SWIFT ENERGY OPERATING PARTNERS 1993-B, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                          Nine Months Ended
                                                                                            September 30,
                                                                               ----------------------------------------
                                                                                    1997                      1996
                                                                               ---------------          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (Loss)                                                               $      (42,044)         $      (110,954)
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Depreciation, depletion and amortization                                         710,487                  756,840
      Change in gas imbalance receivable
          and deferred revenues                                                            (25)                   8,998
      Change in assets and liabilities:
        (Increase) decrease in oil and gas sales receivable                             36,775                  (37,560)
        (Increase) decrease in other current assets                                         --                   (5,154)
        Increase (decrease) in accounts payable
          and accrued liabilities                                                      (23,639)                 (24,984)
                                                                               ---------------          ---------------
               Net cash provided by (used in) operating activities                     681,554                  587,186
                                                                               ---------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to oil and gas properties                                               (155,230)                (171,945)
    Proceeds from sales of oil and gas properties                                           --                  244,715
                                                                               ---------------          ---------------
               Net cash provided by (used in) investing activities                    (155,230)                  72,770
                                                                               ---------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                    (698,806)                (570,450)
                                                                               ---------------          ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  (172,482)                  89,506
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       451,530                  338,496
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $      279,048          $       428,002
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

     Oil and Gas Properties --

                  For financial reporting purposes the Partnership follows the "full-cost" method of accounting for oil and gas property costs. Under this method of accounting, all productive and nonproductive costs incurred in the acquisition and development of oil and gas reserves are capitalized. Such costs include lease acquisitions, geological and geophysical services, drilling, completion, equipment and certain general and administrative costs directly associated with acquisition and development activities. General and administrative costs related to production and general overhead are expensed as incurred. No general and administrative costs were capitalized during the nine months ended September 30, 1997 and 1996.

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

(4)  Related-Party Transactions -

                  Effective June 30, 1993, the Partnership entered into a Net Profits and Overriding Royalty Interest Agreement ("NP/OR Agreement") with Swift Energy Pension Partners 1993-B, Ltd. ("Pension Partnership"), an affiliated partnership managed by Swift for the purpose of acquiring nonoperating interests in producing oil and gas properties. Under the terms of the NP/OR Agreement, the Partnership will convey to the Pension Partnership a nonoperating interest in the aggregate net profits (i.e., oil and gas sales net of related operating costs) of the properties acquired equal to the Pension Partnership's proportionate share of the property acquisition costs.

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

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended September 30, 1997 (current quarter) when compared to the quarter ended September 30, 1996 (corresponding quarter), and for the nine months ended September 30, 1997 (current period), when compared to the nine months ended September 30, 1996 (corresponding period).

Three Months Ended September 30, 1997 and 1996

     Oil and gas sales declined $56,762 or 14 percent in the third quarter of 1997 when compared to the corresponding quarter in 1996, primarily due to decreased gas and oil prices. A decline of 17 percent or $.50/MCF in gas prices and 18 percent or $3.77/BBL in oil prices had a significant impact on partnership performance. Also, current quarter gas production declined 5 percent when compared to third quarter 1996 gas production, further contributing to decreased revenues.

      Associated depreciation expense decreased a slight 1 percent or $1,011.

     The Partnership recorded an additional provision in depreciation, depletion and amortization in the third quarter of 1996 for $279,615 when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties based on the prices in effect at the filing date, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties. The additional provision results from the Managing General Partner's determination that the fair market value paid for properties may or may not coincide with reserve valuations determined according to guidelines of the Securities and Exchange Commission.

                  SWIFT ENERGY OPERATING PARTNERS 1993-B, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Nine Months Ended September 30, 1997 and 1996

     Oil and gas sales decreased $88,933 or 7 percent in the first nine months of 1997 over the corresponding period in 1996. A decline of 4 percent in gas production and 4 percent in oil production were major contributing factors to the decreased revenues for the period. Decreased oil prices of 8 percent or $1.53/BBL further contributed to the decreased revenues.

      Associated depreciation expense declined 2 percent or $10,185.

     The Partnership recorded an additional provision in depreciation, depletion and amortization in the first nine months of 1997 and 1996 for $223,077 and $279,615, respectively, when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties. The additional provision results from the Managing General Partner's determination that the fair market value paid for properties may or may not coincide with reserve valuations determined according to guidelines of the Securities and Exchange Commission.

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


                                        SWIFT ENERGY OPERATING
                                        PARTNERS 1993-B, LTD.
                                        (Registrant)

                             By:        SWIFT ENERGY COMPANY
                                        Managing General Partner


Date:  November 4, 1997      By:        /s/ John R. Alden
       ----------------                 ---------------------------------------
                                        John R. Alden
                                        Senior Vice President, Secretary
                                        and Principal Financial Officer

Date:  November 4, 1997      By:        /s/ Alton D. Heckaman, Jr.
       ----------------                 ---------------------------------------
                                        Alton D. Heckaman, Jr.
                                        Vice President, Controller
                                        and Principal Accounting Officer