Form 10-K405
period 1997-12-31
SWIFT ENERGY OPERATING PARTNERS 1993-B LTD
filed 1998-03-25
CIK 911342

                       Securities and Exchange Commission

                             Washington, D.C. 20549


                                    FORM 10-K

             [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1997
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ________________ to _______________


                       Commission File number 0-23986


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

                       Documents Incorporated by Reference

Document                                         Incorporated as to

    Registration Statement No. 33-37983            Items 1 and 13
     on Form S-1

                                TABLE OF CONTENTS

                             Form 10-K Annual Report
                     For the Period Ended December 31, 1997

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


                                     PART III

  10          Directors and Executive Officers of the
                Registrant                                               III-1
  11          Executive Compensation                                     III-2
  12          Security Ownership of Certain Beneficial
                Owners and Management                                    III-2
  13          Certain Relationships and Related Transactions              II-2


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

         At December 31, 1997, the Partnership had expended or committed to expend 100% of the Interest Holders' commitments in the acquisition and development of producing properties, which properties are described under Item 2, "Properties," below. The Partnership's revenues and profits are derived almost entirely from the sale of oil and gas produced from its properties and from the sale of acquired oil and gas properties, when the sale of such properties is economically preferable to continued operation.

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

         All properties acquired by the Registrant since the date of the NP/OR Agreement have been acquired subject to the NP/OR Agreement and the nonoperating interests created thereby. At December 31, 1997, the Registrant had not made any withdrawals to acquire properties anticipated to require significant development.

         In accordance with its obligations under the NP/OR Agreement, as of December 31, 1997 the Registrant had conveyed to the Pension Partnership a net profits interest burdening certain depths of all producing properties acquired by the Registrant since the date of the NP/OR Agreement. Typically, a net profits interest in an oil and gas property entitles the owner to a specified percentage share of the gross proceeds generated by the burdened property, net of operating costs. The 39% net profits interest conveyed to the Pension Partnership under the NP/OR Agreement differs from the typical net profits interest in that it is calculated over the entire group of producing properties acquired under the NP/OR Agreement; i.e., all operating costs attributable to the burdened depths of such properties are aggregated, and the total is then subtracted from the total of all gross proceeds attributable to such depths in order to calculate the net profits to which the Pension Partnership is entitled. The net profits interest conveyed to the Pension Partnership burdens only those depths of each subject property which were evaluated to contain proved reserves at the date of acquisition, to the extent such depths underlie specified surface acreage.

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

                  SWIFT ENERGY OPERATING PARTNERS 1993-B, LTD.


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

         Employees

         The  Partnership  has no  employees.  Swift,  however,  has a staff  of geologists, geophysicists, petroleum engineers, landmen, and accounting personnel who administer the operations of Swift and the Partnership. As of December 31, 1997, Swift had 194 employees. Swift's administrative and overhead expenses attributable to the Partnership's operations are borne by the Partnership.

                  SWIFT ENERGY OPERATING PARTNERS 1993-B, LTD.


Item 2.  Properties

         As of December 31, 1997, the Partnership has acquired interests in producing oil and gas properties which are generally described below.

Principal Oil and Gas Producing Properties

         The most valuable fields in the Partnership, based upon year-end engineering estimates of discounted future net revenues using constant pricing and costs, are described below.

         1. The Second Bayou Field is located in Cameron Parish, Louisiana (American Cometra-So. Louisiana acquisition). This field accounts for 43% of Partnership value.

         2. The Greenbranch Field is in McMullen County, Texas (American Cometra acquisition). This field produces gas and oil from multiple pay zones and accounts for 26% of Partnership value.

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

                                                     Net Production
                                          -----------------------------------
                                                   For the Years Ended
                                                      December 31,
                                          -----------------------------------
                                           1997          1996          1995
                                          -------       -------       -------
Net Volumes (Equivalent MCFs)             520,150       570,700       788,584

Average Sales Price
   per equivalent MCF                     $2.78         $2.87         $2.02

Average Production Cost
   per Equivalent MCF
   (includes production taxes)            $0.90         $1.03         $0.93

                  SWIFT ENERGY OPERATING PARTNERS 1993-B, LTD.


Net Proved Oil and Gas Reserves

         Presented below are the estimates of the Partnership's proved reserves as of December 31, 1997, 1996 and 1995. All of the Partnership's proved reserves are located in the United States.

                                                                      December 31,
                                    ----------------------------------------------------------------------
                                            1997                     1996                     1995
                                    -------------------       ------------------       -------------------
                                               Natural                   Natural                   Natural
                                      Oil        Gas            Oil        Gas           Oil        Gas
                                    -------    --------       -------   --------       -------    --------
                                     (BBLS)      (MMCF)        (BBLS)    (MMCF)        (BBLS)      (MMCF)
Proved developed
   reserves at end of year          132,858       1,185       165,579      1,771       191,784       1,797
                                    -------       -----       -------      -----       -------       -----
Proved reserves
   Balance at beginning
     of year                        241,754       2,453       323,960      3,035       396,874       4,150

   Extensions, discoveries
     and other additions                 --          --            --         --            --          --

   Revisions of previous
     estimates                       17,893        (322)      (31,519)        18       (15,145)       (604)

   Sales of minerals in
     place                          (19,232)        (33)      (14,175)      (248)       (9,250)        (14)

   Production                       (34,316)       (314)      (36,512)      (352)      (48,519)       (497)
                                    -------       -----       -------      -----       -------       -----

   Balance at end of year           206,099       1,784       241,754      2,453       323,960       3,035
                                    -------       -----       -------      -----       -------       -----


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

                  SWIFT ENERGY OPERATING PARTNERS 1993-B, LTD.


         The following table summarizes by acquisition the Registrant's reserves and gross and net interests in producing oil and gas wells as of December 31, 1997:

                                                     Reserves
                                                December 31, 1997
                                              ---------------------

                                                            Natural                Wells
                                               Oil           Gas           ---------------------
Acquisition                State(s)          (BBLS)         (MMCF)         Gross           Net
-----------                ---------         -------        -------        ------         ------
American Cometra           AL, CO, LA,
                           ND, NM, NV,
                           OK, TX, WY        126,564            362           793         21.125
AMC - So. Louisiana        LA                 16,615          1,243            49          0.667
Genesis                    TX                 16,953            103            15          0.422
L L & E                    AL, MS             38,540             68            19          0.233
Camterra                   MS                  7,427              8            19          0.235
                                             -------          -----          ----         ------
                                             206,099          1,784           895         22.682
                                             -------          -----          ----         ------


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

         In estimating the oil and natural gas reserves, the Registrant, in accordance with criteria prescribed by the Securities and Exchange Commission, has used prices received as of December 31, 1997 without escalation, except in those instances where fixed and determinable gas price escalations are covered by contracts, limited to the price the Partnership reasonably expects to receive. The Registrant does not believe that any favorable or adverse event causing a significant change in the estimated quantity of proved reserves has occurred between December 31, 1997 and the date of this report.

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

Holders

         As of December 31, 1997, there were 606 Interest Holders holding SDIs in the Partnership.

Distributions

         The Partnership generally makes distributions to Interest Holders on a quarterly basis, subject to the restrictions set forth in the Limited Partnership Agreement. In the fiscal years ended December 31, 1996 and 1997, the Partnership distributed a total of $659,400 and $743,800, respectively, to the holders of its SDIs. Cash distributions constitute net proceeds from sale of oil and gas production after payment of lease operating expenses and other partnership expenses. Some or all of such amounts or any proceeds from the sale of partnership properties could be deemed to constitute a return of investors' capital.

         Oil and gas investments involve a high risk of loss, and no assurance can be given that any particular level of distributions to holders of SDIs can be achieved or maintained. Although it is anticipated that quarterly distributions will continue to be made through 1998, the Partnership's ability to make distributions could be diminished by any event adversely affecting the oil and gas properties in which the Partnership owns interests or the amount of revenues received by the Partnership therefrom.

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

                  SWIFT ENERGY OPERATING PARTNERS 1993-B, LTD.

Item 6. Selected Financial Data

         The following selected financial data, prepared in accordance with generally accepted accounting principles for the year ended December 31, 1996, 1995, 1994 and the period from inception (June 30, 1993) through December 31, 1993, should be read in conjunction with the financial statements included in
Item 8:

                                  1997               1996               1995             1994             1993
                              ------------       ------------       ------------     ------------     ------------
Revenues                   $   1,479,833      $   1,692,957      $    1,642,764    $   2,694,692     $   1,532,039
Income (Loss)              $     (92,788)     $      (8,097)     $     (156,262)   $  (1,312,906)    $     267,754
Total Assets               $   3,999,299      $   4,965,808      $    5,819,578    $   6,903,343     $  11,013,348
Cash Distributions         $     888,105      $     778,613      $      945,745    $   1,723,110     $     185,042
Long Term Obligations      $          --      $          --      $           --    $          --     $          --
Interest Holders' Net
 Income (Loss) Per SDI     $          --      $          --      $         (.02)   $        (.24)    $         .02
Interest Holders' Cash
 Distributions Per SDI     $         .08      $         .07      $          .09    $         .15     $         .01


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

         Oil and gas reserves are depleting assets and therefore often experience significant production declines each year from the date of acquisition through the end of the life of the property. The primary source of liquidity to the Partnership comes almost entirely from the income generated from the sale of oil and gas produced from ownership interests in oil and gas properties. Net cash provided by operating activities totaled $793,208, $850,889 and $832,832 in 1997, 1996 and 1995, respectively. This source of liquidity and the related results of operations, and in turn cash distributions, will decline in future periods as the oil and gas produced from the properties also declines while production and general and administrative costs remain relatively stable making it unlikely that the Partnership will hold the properties until they are fully depleted, but will likely liquidate when a substantial majority of the reserves have been produced. The Partnership has expended all of the partner's net commitments available for property acquisitions and development by acquiring producing oil and gas properties. The partnership invests primarily in proved producing properties with nominal levels of future costs of development for proven but undeveloped reserves. Significant purchases of additional reserves or extensive drilling activity are not anticipated. Capital expenditures totaled $201,391, $201,342 and $142,310 in 1997, 1996 and 1995, respectively. Cash distributions  totaled  $888,105,  $778,613 and $945,745 in 1997, 1996 and 1995,
respectively.

         The Partnership plans to spend in the next two years an estimated $310,000 for capital expenditures needed for the development and enhancement of proved oil and gas reserves. The Managing General Partner anticipates that the Partnership will have adequate liquidity from income from continuing operations to satisfy and future capital expenditure requirements. Funds generated from bank borrowings and proceeds from the sale of oil and gas properties will be used to supplement this effort if deemed necessary.

Results of Operations

         Oil and gas sales decreased 12 percent in 1997 vs. 1996. Production volumes decreased 9 percent due to an 11 percent gas production decrease and a 6 percent oil production decline. The decrease in production, due in part to accelerated production declines on mature wells, had a significant impact on partnership performance. The partnership's sale of several low value properties also had an impact on partnership performance. A decline in the 1997 oil prices received of 11 percent or $2.25/BBL further contributed to the partnership's decreased revenues. The average sales price per equivalent MCF decreased 3 percent in 1997 as gas prices increased 3 percent but oil prices decreased 11 percent.

                  SWIFT ENERGY OPERATING PARTNERS 1993-B, LTD.


         Production cost per equivalent MCF increased 13 percent in 1997 compared to 1996, as total production costs decreased 21 percent in 1997.

         Associated depreciation expense decreased 3 percent in 1997 when compared to 1996, also related to the decrease in production volumes.

         Oil and gas sales increased 3 percent in 1996 vs. 1995. Increases in both 1996 gas and oil prices were major contributors to the increased revenues. The Partnership experienced an increase in gas prices of 61 percent or $.97/MCF and an increase in oil prices of 22 percent or $3.65/BBL. The average sales price per equivalent MCF increased 42 percent in 1996. Production volumes decreased 28 percent due to a 29 percent gas production decrease and a 25 percent oil production decline. The partnership's sale of several low value properties had an impact on partnership performance. The production declines partially offset the effect of increased oil and gas prices impacting partnership performance.

         Production cost per equivalent MCF increased 11 percent in 1996 compared to 1995, primarily due to the decline in production volumes; however, total production costs decreased 20 percent in 1996.

         Associated depreciation expense decreased 18 percent in 1996 when compared to 1995, as a result of the 28 percent production volume decrease.

         The Partnership recorded an additional provision in depreciation, depletion and amortization in 1997, 1996 and 1995 of $296,726, $279,612 and $77,708, respectively, when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties, resulting in a full cost ceiling impairment.

         During 1998, Partnership revenues and costs are expected to be shared between the Interest Holders and general partners in a 85:15 ratio. Based on current oil and gas prices, anticipated levels of oil and gas production and expected cash distributions during 1998, the Managing General Partner anticipates that the Partnership sharing ratio will continue to be 85:15.

Item 8. Financial Statements and Supplementary Data

         See Part IV, Item 14(a) for index to financial statements.

Item 9. Disagreements on Accounting and Financial Disclosure

         None.

                  SWIFT ENERGY OPERATING PARTNERS 1993-B, LTD.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

         As a limited partnership, the Registrant has no directors or executive officers. The business and affairs of the Registrant are managed by Swift as Managing General Partner. Set forth below is certain information as of February 18, 1998, regarding the directors and executive officers of Swift.


                                           Position(s) with
         Name             Age           Swift and Other Companies
         ----             ---           -------------------------
                                    DIRECTORS

A. Earl Swift             64        Chief Executive Officer and
                                    Chairman of the Board

Virgil N. Swift           69        Executive Vice President - Business
                                    Development, Vice Chairman of the Board

G. Robert Evans           66        Director of Swift; Chairman of the Board,
                                    Material Sciences Corporation;
                                    Director, Consolidated Freightways, Inc.,
                                    Fibreboard  Corporation,   Elco  Industries,
                                    and Old Second Bancorp

Raymond O. Loen           73        Director of Swift; President, R. O. Loen
                                    Company

Henry C. Montgomery       62        Director of Swift; Chairman of the Board,
                                    Montgomery Financial Services Corporation;
                                    Director, Southwall Technology Corporation

Clyde W. Smith, Jr.       49        Director of Swift; President, Somerset
                                    Properties, Inc.

Harold J. Withrow         70        Director of Swift

                                    EXECUTIVE OFFICERS

Terry E. Swift            42        Executive Vice President, Chief
                                    Operating Officer

John R. Alden             52        Senior Vice President - Finance,
                                    Chief Financial Officer and Secretary

Bruce H. Vincent          50        Senior Vice President - Funds Management

James M. Kitterman        53        Senior Vice President - Operations

Joe A. D'Amico            49        Senior Vice President- Exploration and
                                    Development

Alton D. Heckaman, Jr.    40        Vice President - Finance and
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

Item 13.  Certain Relationships and Related Transactions

         As noted in Item 10, "Directors and Executive Officers of the Registrant," above, the Partnership has no executive officers or directors, and thus has not engaged in any transactions in which any such person had an interest. The Partnership is permitted to engage in certain transactions with Swift as Managing General Partner and VJM as Special General Partner, subject to extensive guidelines and restrictions as described in the "Conflicts of Interest" section of the Prospectus contained in the Registration Statement, which is incorporated herein by reference.

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

               Balance Sheets as of December 31, 1997 and 1996          IV-4

               Statements of Operations for the years ended
                  December 31, 1997, 1996 and 1995                      IV-5

               Statements of Partners' Capital for years ended
                  December 31, 1997, 1996 and 1995                      IV-6

               Statements of Cash Flows for the years ended
                  December 31, 1997, 1996 and 1995                      IV-7

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

       b(1)    REPORTS ON FORM 8-K

               No reports on Form 8-K have been filed during the quarter ended December 31, 1997.

                  SWIFT ENERGY OPERATING PARTNERS 1993-B, LTD.


Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to
Section 12 of the Act.

         No annual report to security holders covering the Partnership's 1997 fiscal year, or proxy statement, form of proxy or other proxy soliciting material has been sent to Interest Holders of the Partnership.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Swift Energy Operating Partners 1993-B, Ltd.:

         We have audited the accompanying balance sheets of Swift Energy Operating Partners 1993-B, Ltd., (a Texas limited partnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' capital and cash flows for the years ended December 31, 1997, 1996 and 1995. These financial statements are the responsibility of the Managing General Partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Swift Energy Operating Partners 1993-B, Ltd., as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years ended December 31, 1997, 1996 and 1995, in conformity with generally accepted accounting principles.






                                              ARTHUR ANDERSEN LLP




Houston, Texas
February 10, 1998

                  SWIFT ENERGY OPERATING PARTNERS 1993-B, LTD.
                                 BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996



                                                                                            1997                 1996
                                                                                       --------------       --------------
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $      332,870       $      451,530
              Oil and gas sales receivable                                                    478,853              435,712
                                                                                       --------------       --------------
                   Total Current Assets                                                       811,723              887,242
                                                                                       --------------       --------------

         Gas Imbalance Receivable                                                              25,219               26,087
                                                                                       --------------       --------------

         Oil and Gas Properties, using full cost
              accounting                                                                    9,309,496            9,285,733
         Less-Accumulated depreciation, depletion
              and amortization                                                             (6,147,139)          (5,233,254)
                                                                                       --------------       --------------
                                                                                            3,162,357            4,052,479
                                                                                       --------------       --------------
                                                                                       $    3,999,299       $    4,965,808
                                                                                       ==============       ==============

         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts payable                                                         $      174,126       $      159,742
                                                                                       --------------       --------------

         Deferred Revenues                                                                     20,404               20,404

         Interest Holders' Capital (9,627,683 Interest Holders' SDIs;
                                    $100 per SDI)                                           3,786,265            4,742,236
         General Partners' Capital                                                             18,504               43,426
                                                                                       --------------       --------------
                   Total Partners' Capital                                                  3,804,769            4,785,662
                                                                                       --------------       --------------
                                                                                       $    3,999,299       $    4,965,808
                                                                                       ==============       ==============


                 See accompanying notes to financial statements.

                  SWIFT ENERGY OPERATING PARTNERS 1993-B, LTD.
                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                                      1997            1996              1995
                                                                ---------------  ---------------   ---------------
REVENUES:
   Oil and gas sales                                            $     1,447,550  $     1,638,294   $     1,590,602
   Interest income                                                       14,390           17,572            18,613
   Other                                                                 17,893           37,091            33,549
                                                                ---------------  ---------------   ---------------
                                                                      1,479,833        1,692,957         1,642,764
                                                                ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Lease operating                                                      383,643          491,241           630,494
   Production taxes                                                      83,059           98,407           104,787
   Depreciation, depletion
     and amortization -
       Normal provision                                                 617,159          638,580           778,185
       Additional provision                                             296,726          279,612            77,708
   General and administrative                                           192,034          193,214           207,852
                                                                ---------------  ---------------   ---------------
                                                                      1,572,621        1,701,054         1,799,026
                                                                ---------------  ---------------   ---------------
INCOME (LOSS)                                                   $       (92,788) $        (8,097)  $      (156,262)
                                                                ===============  ===============   ===============



                 See accompanying notes to financial statements.

                  SWIFT ENERGY OPERATING PARTNERS 1993-B, LTD.
                         STATEMENTS OF PARTNERS' CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



                                                  Interest          General         Combining
                                                  Holders           Partners        Adjustment            Total
                                              ---------------   ---------------  ---------------     --------------
Balance,
    December 31, 1994                         $     5,843,247   $        46,579  $       784,553     $    6,674,379

Income (Loss)                                        (190,964)          103,278          (68,576)          (156,262)

Cash Distributions                                   (823,100)         (122,645)              --           (945,745)
                                              ---------------   ---------------  ---------------     --------------
Balance,
    December 31, 1995                               4,829,183            27,212          715,977          5,572,372
                                              ---------------   ---------------  ---------------     --------------

Income (Loss)                                          19,909           135,427         (163,433)            (8,097)

Cash Distributions                                   (659,400)         (119,213)              --           (778,613)
                                              ---------------   ---------------  ---------------     --------------
Balance,
    December 31, 1996                               4,189,692            43,426          552,544          4,785,662
                                              ---------------   ---------------  ---------------     --------------

Income (Loss)                                         (47,874)          119,383         (164,297)           (92,788)

Cash Distributions                                   (743,800)         (144,305)              --           (888,105)
                                              ---------------   ---------------  ---------------     --------------
Balance,
    December 31, 1997                         $     3,398,018   $        18,504  $       388,247     $    3,804,769
                                              ===============   ===============  ===============     ==============



Interest Holders' net income (loss)
    per SDI

      1995                                    $          (.02)
                                              ===============
      1996                                    $            --
                                              ===============
      1997                                    $            --
                                              ===============


                 See accompanying notes to financial statements.

                  SWIFT ENERGY OPERATING PARTNERS 1993-B, LTD.
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995


                                                                                       1997              1996              1995
                                                                                 ---------------   ---------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (Loss)                                                                $       (92,788)  $        (8,097)  $     (156,262)
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Depreciation, depletion and amortization                                           913,885           918,192          855,893
      Change in gas imbalance receivable
          and deferred revenues                                                              868             9,134          (14,816)
      Change in assets and liabilities:
        (Increase) decrease in oil and gas sales receivable                              (43,141)           (1,364)         150,263
        Increase (decrease) in accounts payable                                           14,384           (66,976)          (2,246)
                                                                                 ---------------   ---------------   ---------------
                  Net cash provided by (used in) operating activities                    793,208           850,889          832,832
                                                                                 ---------------   ---------------   --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to oil and gas properties                                                 (201,391)         (201,342)        (142,310)
    Proceeds from sales of oil and gas properties                                        177,628           242,100           40,629
                                                                                 ---------------   ---------------   --------------
                  Net cash provided by (used in) investing activities                    (23,763)           40,758         (101,681)
                                                                                 ---------------   ---------------   --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                      (888,105)         (778,613)        (945,745)
                                                                                 ---------------   ---------------   --------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    (118,660)          113,034         (214,594)
                                                                                 ---------------   ---------------   --------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         451,530           338,496          553,090
                                                                                 ---------------   ---------------   --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $       332,870   $       451,530   $      338,496
                                                                                 ===============   ===============   ==============


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

         Generally, all continuing costs (including development costs, operating costs, general and administrative reimbursements and direct expenses) and revenues are allocated 85 percent to the Interest Holders and 15 percent to the general partners. After partnership payout, as defined in the Partnership Agreement, continuing costs and revenues will be shared 75 percent by the Interest Holders, and 25 percent by the general partners. Payout had not occurred as of December 31, 1997.

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

Oil and Gas Properties --

         The Partnership accounts for its ownership interest in oil and gas properties using the proportionate consolidation method, whereby the Partnership's share of assets, liabilities, revenues and expenses is included in the appropriate classification in the financial statements.

         For financial reporting purposes, the Partnership follows the "full-cost" method of accounting for oil and gas property costs. Under this method of accounting, all productive and nonproductive costs incurred in the acquisition and development of oil and gas reserves are capitalized. Such costs include lease acquisitions, geological and geophysical services, drilling, completion, equipment and certain general and administrative costs directly associated with acquisition and development activities. General and administrative costs related to production and general overhead are expensed as incurred. No general and administrative costs were capitalized during the years ended December 31, 1997, 1996 and 1995.

         Future development, site restoration, dismantlement and abandonment costs, net of salvage values, are estimated on a property-by-property basis based on current economic conditions and are amortized to expense as the Partnership's capitalized oil and gas property costs are amortized.

         The unamortized cost of oil and gas properties is limited to the "ceiling limitation", (calculated separately for the Partnership, limited partners, and general partners). The "ceiling limitation" is calculated on a quarterly basis and represents the estimated future net revenues from proved properties using current prices, discounted at ten percent. Proceeds from the sale or disposition of oil and gas properties are treated as a reduction of oil and gas property costs with no gains or losses being recognized except in significant transactions.

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

Cash and Cash Equivalents --

         Highly liquid debt instruments with an initial maturity of three months or less are considered to be cash equivalents.

Reclassifications --

         Certain reclassifications have been made to the prior year balances to conform with the current year presentation.

(3) Oil and Gas Capitalized Costs -

         The following table sets forth capital expenditures related to the Partnership's oil and gas operations:


                                               Year Ended December 31,
                                      ---------------------------------------
                                        1997            1996           1995
                                      ---------        -------       --------
      Acquisition of
        proved properties             $      --     $       --     $       --

      Development                       201,391        201,342        142,310
                                      ---------        -------        -------
                                      $ 201,391     $  201,342     $  142,310
                                      ---------        -------        -------

         All oil and gas property acquisitions are made by Swift on behalf of the Partnership. The costs of the properties include the purchase price plus any costs incurred by Swift in the evaluation and acquisition of properties.

                  SWIFT ENERGY OPERATING PARTNERS 1993-B, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


         During 1996, 1996 and 1995, the Partnership's unamortized oil and gas property costs exceeded the quarterly calculations of the "ceiling limitation" resulting in an additional provision for depreciation, depletion and amortization of $296,727, $279,612 and $77,708, respectively. In addition, the Interest Holders' share of unamortized oil and gas property costs exceeded their "ceiling limitation" in 1997 and 1996, resulting in a valuation allowance of $121,458 and $107,346, respectively. These amounts are included in the income
(loss) attributable to the Interest Holders shown in the statement of partners' capital together with a "combining adjustment" for the difference between the Interest Holders' valuation allowance and the Partnership's full cost ceiling write down. The "combining adjustment" changes quarterly as the Partnership's total depreciation, depletion and amortization provision is more or less than the combined depreciation, depletion and amortization provision attributable to the general partners and Interest Holders.

(4) Related-Party Transactions -

         During 1997, 1996 and 1995, the Partnership paid Swift $144,415, $144,415 and $168,484, respectively, as a general and administrative overhead allowance.

         During 1997, 1996 and 1995, the Partnership also paid Swift an incentive amount, as defined in the Partnership Agreement, for services rendered to the Partnership. Such amounts totaled $14,885 in 1997, $16,818 in 1996 and $11,851 in 1995 and are included in general and administrative expenses.

         Effective June 30, 1993, the Partnership entered into a Net Profits and Overriding Royalty Interest Agreement ("NP/OR Agreement") with Swift Energy Pension Partners 1993-B, Ltd. ("Pension Partnership"), managed by Swift for the purpose of acquiring interests in producing oil and gas properties. Under the terms of the NP/OR Agreement, the Partnership has conveyed to the Pension Partnership a nonoperating interest in the aggregate net profits (i.e., oil and gas sales net of related operating costs) of the properties acquired equal to its proportionate share of the property acquisition costs.

(5) Federal Income Taxes -

         The Partnership is not a tax-paying entity. No provision is made in the accounts of the Partnership for federal or state income taxes, since such taxes are liabilities of the individual partners, and the amounts thereof depend upon their respective tax situations.

         The tax returns and the amount of distributable Partnership income are subject to examination by the federal and state taxing authorities. If the Partnership's ordinary income for federal income tax purposes is ultimately changed by the taxing authorities, the tax liability of the Interest Holders could be changed accordingly. Ordinary income reported on the Partnership's federal return of income for the years ended December 31, 1997, 1996 and 1995 was $705,091, $876,457 and $551,996, respectively. The difference between ordinary income for federal income tax purposes reported by the Partnership and net income or loss reported herein primarily results from the exclusion of depletion (as described below) from ordinary income reported in the Partnership's federal return of income.

                  SWIFT ENERGY OPERATING PARTNERS 1993-B, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


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

(6) Gas Imbalances -

         The Partnership recognizes its ownership interest in natural gas production as revenue. Actual production quantities sold may be different than the Partnership's ownership share in a given period. If the Partnership's sales exceed its share of production, the differences are recorded as deferred revenue. Gas balancing receivables are recorded when the Partnership's ownership share of production exceeds sales.

(7) Vulnerability Due to Certain Concentrations -

         The Partnership's revenues are primarily the result of sales of its oil and natural gas production. Market prices of oil and natural gas may fluctuate and adversely affect operating results.

         In the normal course of business, the Partnership extends credit, primarily in the form of monthly oil and gas sales receivables, to various companies in the oil and gas industry which results in a concentration of credit risk. This concentration of credit risk may be affected by changes in economic or other conditions and may accordingly impact the Partnership's overall credit risk. However, the Managing General Partner believes that the risk is mitigated by the size, reputation, and nature of the companies to which the Partnership extends credit. In addition, the Partnership generally does not require collateral or other security to support customer receivables.

(8) Fair Value of Financial Instruments -

         The Partnership's financial instruments consist of cash and cash equivalents and short-term receivables and payables. The carrying amounts approximate fair value due to the highly liquid nature of the short-term instruments.

                   SWIFT ENERGY OPERATING PARTNERS 1993-B, LTD

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


                                             SWIFT ENERGY OPERATING
                                             PARTNERS 1993-B, LTD.
                                             (Registrant)

                                    By:      SWIFT ENERGY COMPANY
                                              General Partner

Date:      February 18, 1998                 By:      s/b A. Earl Swift
           -----------------                 -----------------------------------
                                             A. Earl Swift
                                             Chief Executive Officer

Date:      February 18, 1998                 By:      s/b John R. Alden
           -----------------                 -----------------------------------
                                             John R. Alden
                                             Principal Financial Officer

Date:      February 18, 1998                 By:      s/b Alton D. Heckaman, Jr.
           -----------------                 -----------------------------------
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

                                             SWIFT ENERGY OPERATING
                                             PARTNERS 1993-B, LTD.
                                             (Registrant)

                                    By:      SWIFT ENERGY COMPANY
                                              General Partner

Date:     February 18, 1998                  By:      s/b A. Earl Swift
          -----------------                  -----------------------------------
                                             A. Earl Swift
                                             Director and Principal
                                             Executive Officer

Date:     February 18, 1998                  By:      s/b Virgil N. Swift
          -----------------                  -----------------------------------
                                             Virgil N. Swift
                                             Director and Executive
                                             Vice President - Business
                                             Development

                    SWIFT ENERGY OPERATING PARTNERS 1993-B, LTD


Date:      February 18, 1998                 By:      s/b G. Robert Evans
           -----------------                 -----------------------------------
                                             G. Robert Evans
                                             Director

Date:      February 18, 1998                 By:      s/b Raymond O. Loen
           -----------------                 -----------------------------------
                                             Raymond O. Loen
                                             Director

Date:      February 18, 1998                 By:      s/b Henry C. Montgomery
           -----------------                 -----------------------------------
                                             Henry C. Montgomery
                                             Director

Date:      February 18, 1998                 By:      s/b Clyde W. Smith, Jr.
           -----------------                 -----------------------------------
                                             Clyde W. Smith, Jr.
                                             Director

Date:      February 18, 1998                 By:      s/b Harold J. Withrow
           -----------------                 -----------------------------------
                                             Harold J. Withrow
                                             Director