Form 10-Q
period 1998-03-31
SWIFT ENERGY OPERATING PARTNERS 1993-B LTD
filed 1998-05-14
CIK 911342

                                    FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                       PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - March 31, 1998 and December 31, 1997                  3

            Statements of Operations

                - Three month periods ended March 31, 1998 and 1997     4

            Statements of Cash Flows

                - Three month periods ended March 31, 1998 and 1997     5

            Notes to Financial Statements                               6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                9

PART II.    OTHER INFORMATION                                          11


SIGNATURES                                                             12

                  SWIFT ENERGY OPERATING PARTNERS 1993-B, LTD.
                                 BALANCE SHEETS


                                                                                          March 31,          December 31,
                                                                                            1998                 1997
                                                                                       --------------       --------------
                                                                                         (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $      286,879       $      332,870
              Oil and gas sales receivable                                                    265,864              478,853
                                                                                       --------------       --------------
                   Total Current Assets                                                       552,743              811,723
                                                                                       --------------       --------------

         Gas Imbalance Receivable                                                              25,219               25,219
                                                                                       --------------       --------------

         Oil and Gas Properties, using full cost
              accounting                                                                    9,337,069            9,309,496
         Less-Accumulated depreciation, depletion
              and amortization                                                             (6,511,512)          (6,147,139)
                                                                                       --------------       --------------
                                                                                            2,825,557            3,162,357
                                                                                       --------------       --------------
                                                                                       $    3,403,519       $    3,999,299
                                                                                       ==============       ==============

         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts payable                                                         $      123,037       $      174,126
                                                                                       --------------       --------------

         Deferred Revenues                                                                     20,404               20,404

         Interest Holders' Capital (9,627,683 Interest Holders' SDIs;
                                    $100 per SDI)                                           3,259,815            3,786,265
         General Partners' Capital                                                                263               18,504
                                                                                       --------------       --------------
                   Total Partners' Capital                                                  3,260,078            3,804,769
                                                                                       --------------       --------------
                                                                                       $    3,403,519       $    3,999,299
                                                                                       ==============       ==============


                 See accompanying notes to financial statements.

                  SWIFT ENERGY OPERATING PARTNERS 1993-B, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                 ---------------------------------
                                                                                        1998             1997
                                                                                 ---------------   ---------------
         REVENUES:
             Oil and gas sales                                                   $       140,599   $       486,655
             Interest income                                                               3,708             4,173
             Other                                                                         2,916             5,020
                                                                                 ---------------   ---------------
                                                                                         147,223           495,848
                                                                                 ---------------   ---------------
         COSTS AND EXPENSES:
             Lease operating                                                              87,857           103,894
             Production taxes                                                              6,145            28,852
             Depreciation, depletion
                and amortization -
                   Normal provision                                                       95,322           183,066
                   Additional provision                                                  269,051            80,102
             General and administrative                                                   36,198            41,450
                                                                                 ---------------   ---------------
                                                                                         494,573           437,364
                                                                                 ---------------   ---------------
         NET INCOME (LOSS)                                                       $      (347,350)  $        58,484
                                                                                 ===============   ===============


         Limited Partners' net income (loss)
             per unit

         March 31, 1998                       $          (.04)
                                              ===============
         March 31, 1997                       $           .01
                                              ===============


                 See accompanying note to financial statements.

                  SWIFT ENERGY OPERATING PARTNERS 1993-B, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                           Three Months Ended
                                                                                                March 31,
                                                                                ---------------------------------------
                                                                                       1998                    1997
                                                                                -----------------       ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (Loss)                                                               $       (347,350)       $        58,484
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Depreciation, depletion and amortization                                           364,373                263,168
      Change in assets and liabilities:
        (Increase) decrease in oil and gas sales receivable                              212,989                (74,084)
        Increase (decrease) in accounts payable                                          (51,089)               (19,160)
                                                                                ----------------        ---------------
               Net cash provided by (used in) operating activities                       178,923                228,408
                                                                                ----------------        ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to oil and gas properties                                                  (34,124)               (58,933)
    Proceeds from sales of oil and gas properties                                          6,551                     --
                                                                                ----------------        ---------------
               Net cash provided by (used in) investing activities                       (27,573)               (58,933)
                                                                                ----------------        ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                      (197,341)              (244,233)
                                                                                ----------------        ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     (45,991)               (74,758)
                                                                                ----------------        ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         332,870                451,530
                                                                                ----------------        ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $        286,879        $       376,772
                                                                                ================        ===============


                 See accompanying notes to financial statements.

                  SWIFT ENERGY OPERATING PARTNERS 1993-B, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)  General Information -

                  The financial statements included herein have been prepared by the Partnership and are unaudited except for the balance sheet at December 31, 1997 which has been taken from the audited financial statements at that date. The financial statements reflect adjustments, all of which were of a normal recurring nature, which are, in the opinion of the managing general partner necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Partnership believes adequate disclosure is provided by the information presented. The financial statements should be read in conjunction with the audited financial statements and the notes included in the latest Form 10-K.

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

                  SWIFT ENERGY OPERATING PARTNERS 1993-B, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


     Oil and Gas Properties --

                  The Partnership accounts for its ownership interest in oil and gas properties using the proportionate consolidation method, whereby the Partnership's share of assets, liabilities, revenues and expenses is included in the appropriate classification in the financial statements.

                  For financial reporting purposes the Partnership follows the "full-cost" method of accounting for oil and gas property costs. Under this method of accounting, all productive and nonproductive costs incurred in the acquisition and development of oil and gas reserves are capitalized. Such costs include lease acquisitions, geological and geophysical services, drilling, completion, equipment and certain general and administrative costs directly associated with acquisition and development activities. General and administrative costs related to production and general overhead are expensed as incurred. No general and administrative costs were capitalized during the three months ended March 31, 1998 and 1997.

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

                  SWIFT ENERGY OPERATING PARTNERS 1993-B, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


(5)  Gas Imbalances -

                  The Partnership recognizes its ownership interest in natural gas production as revenue. Actual production quantities sold may be different than the Partnership's ownership share in a given period. If the Partnership's sales exceed its ownership share of production, the differences are recorded as deferred revenue. Gas balancing receivables are recorded when the Partnership's ownership share of production exceeds sales.

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

LIQUIDITY AND CAPITAL RESOURCES

         Oil and gas reserves are depleting assets and therefore often experience significant production declines each year from the date of acquisition through the end of the life of the property. The primary source of liquidity to the Partnership comes almost entirely from the income generated from the sale of oil and gas produced from ownership interests in oil and gas properties. Net cash provided by operating activities totaled $178,923 and $228,408 for the three months ended March 31, 1998 and 1997, respectively. This source of liquidity and the related results of operations, and in turn cash distributions, will decline in future periods as the oil and gas produced from the properties also declines while production and general and administrative costs remain relatively stable making it unlikely that the Partnership will hold the properties until they are fully depleted, but will likely liquidate when a substantial majority of the reserves have been produced. The Partnership has expended all of the partner's net commitments available for property acquisitions and development by acquiring producing oil and gas properties. The partnership invests primarily in proved producing properties with nominal levels of future costs of development for proven but undeveloped reserves. Significant purchases of additional reserves or extensive drilling activity are not anticipated. Cash distributions totaled $197,341 and $244,233 for the three months ended March 31, 1998 and 1997, respectively.

         The Partnership does not allow for additional assessments from the partners to fund capital requirements. The Managing General Partner anticipates that the Partnership will have adequate liquidity from income from continuing operations to satisfy any future capital expenditure requirements. Funds generated from bank borrowings and proceeds from the sale of oil and gas properties will be used to supplement this effort if deemed necessary.

Results of Operations

         Oil and gas sales declined $346,056 or 71 percent in the first quarter of 1998 when compared to the corresponding quarter in 1997, primarily due to decreased gas and oil prices. A decline in gas prices of 46 percent or $1.45/MCF and in oil prices of 43 percent or $8.78/BBL had a significant impact on partnership performance. Also, current quarter gas and oil production declined 59 percent and 30 percent, respectively, when compared to first quarter 1997 production volumes, further contributing to decreased revenues. The partnership's sale of several properties in the fourth quarter of 1997 had an impact on 1998 partnership production volumes.

         Associated depreciation expense decreased 48 percent or $87,744 in 1998 compared to first quarter 1997, also related to the decline in production volumes.

                  SWIFT ENERGY OPERATING PARTNERS 1993-B, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


         The Partnership recorded an additional provision in depreciation, depletion and amortization in the first quarter of 1998 and 1997 for $269,051 and $80,102, respectively, when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties. Using prices in effect at March 31, 1997, the Partnership would have recorded an additional provision at March 31, 1997 in the amount of $624,297.

         During 1998, partnership revenues and costs will be shared between the Interest Holders and general partners in an 85:15 ratio.

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


Date:     May 5, 1998         By:        /s/ John R. Alden
          -----------                    ------------------------------
                                         John R. Alden
                                         Senior Vice President, Secretary
                                         and Principal Financial Officer

Date:     May 5, 1998         By:        /s/ Alton D. Heckaman, Jr.
          -----------                    ------------------------------
                                         Alton D. Heckaman, Jr.
                                         Vice President, Controller
                                         and Principal Accounting Officer