Form 10-Q
period 1998-06-30
SWIFT ENERGY OPERATING PARTNERS 1993-B LTD
filed 1998-08-13
CIK 911342

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________________ to _________________

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                                     PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - June 30, 1998 and December 31, 1997                                  3

            Statements of Operations

                - Three month and six month periods ended June 30, 1998 and 1997       4

            Statements of Cash Flows

                - Six month periods ended June 30, 1998 and 1997                       5

            Notes to Financial Statements                                              6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                               9

PART II.    OTHER INFORMATION                                                         11


SIGNATURES                                                                            12

                  SWIFT ENERGY OPERATING PARTNERS 1993-B, LTD.
                                 BALANCE SHEETS



                                                                                          June 30,           December 31,
                                                                                            1998                 1997
                                                                                       ---------------     ----------------
                                                                                        (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $      183,984       $      332,870
              Oil and gas sales receivable                                                    192,794              478,853
                                                                                       ---------------     ----------------
                  Total Current Assets                                                        376,778              811,723
                                                                                       ---------------     ----------------

         Gas Imbalance Receivable                                                              24,990               25,219
                                                                                       ---------------     ----------------

         Oil and Gas Properties, using full cost
              accounting                                                                    9,412,354            9,309,496
         Less-Accumulated depreciation, depletion
              and amortization                                                             (6,865,385)          (6,147,139)
                                                                                       ---------------     ----------------
                                                                                            2,546,969            3,162,357
                                                                                       ---------------     ----------------
                                                                                       $    2,948,737       $    3,999,299
                                                                                       ===============     ================

         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts Payable                                                         $      110,739       $      174,126
                                                                                       ---------------     ----------------

         Deferred Revenues                                                                     20,636               20,404

         Interest Holders' Capital (9,627,683 Interest Holders' SDIs;
                                   $1.00 per SDI)                                           2,815,713            3,786,265
         General Partners' Capital                                                              1,649               18,504
                                                                                       ---------------     ----------------
                  Total Partners' Capital                                                   2,817,362            3,804,769
                                                                                       ---------------     ----------------
                                                                                       $    2,948,737       $    3,999,299
                                                                                       ===============     ================


                 See accompanying notes to financial statements.

                  SWIFT ENERGY OPERATING PARTNERS 1993-B, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                     Three Months Ended                  Six Months Ended
                                                          June 30,                           June 30,
                                              ---------------------------------  ---------------------------------
                                                   1998              1997             1998              1997
                                              ---------------   ---------------  ---------------   ---------------
REVENUES:
   Oil and gas sales                          $       178,306   $       277,973  $       318,904   $       764,628
   Interest income                                      2,879             4,014            6,587             8,187
   Other                                                3,434             3,947            6,350             8,967
                                              ---------------   ---------------  ---------------   ---------------
                                                      184,619           285,934          331,841           781,782
                                              ---------------   ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Lease operating                                     73,573            80,942          161,430           184,836
   Production taxes                                    10,997            11,225           17,142            40,077
   Depreciation, depletion
      and amortization -
         Normal provision                             100,927           154,832          196,249           337,898
         Additional provision                         252,946           142,975          521,997           223,077
   General and administrative                          37,506            33,623           73,703            75,073
                                              ---------------   ---------------  ---------------   ---------------
                                                      475,949           423,597          970,521           860,961
                                              ---------------   ---------------  ---------------   ---------------
NET INCOME (LOSS)                             $      (291,330)  $      (137,663) $      (638,680)  $       (79,179)
                                              ===============   ===============  ===============   ===============



Limited Partners' net income (loss)
   per unit                                   $          (.03)  $          (.01) $          (.07)  $          (.01)
                                              ===============   ===============  ===============   ===============


                 See accompanying notes to financial statements.

                  SWIFT ENERGY OPERATING PARTNERS 1993-B, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           Six Months Ended
                                                                                               June 30,
                                                                               ----------------------------------------
                                                                                     1998                    1997
                                                                               ---------------          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss)                                                               $     (638,680)         $       (79,179)
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Depreciation, depletion and amortization                                         718,246                  560,975
      Change in gas imbalance receivable
          and deferred revenues                                                            461                      (30)
      Change in assets and liabilities:
        (Increase) decrease in oil and gas sales receivable                            286,059                   68,405
        Increase (decrease) in accounts payable                                        (63,387)                 (47,918)
                                                                               ---------------          ---------------
      Net cash provided by (used in) operating activities                              302,699                  502,253
                                                                               ---------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to oil and gas properties                                               (109,409)                (118,722)
    Proceeds from sales of oil and gas properties                                        6,551                       --
                                                                               ---------------          ---------------
      Net cash provided by (used in) investing activities                             (102,858)                (118,722)
                                                                               ---------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                    (348,727)                (509,081)
                                                                               ---------------          ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  (148,886)                (125,550)
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       332,870                  451,530
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $      183,984          $       325,980
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

      Oil and Gas Properties --

                  The Partnership accounts for its ownership interest in oil and gas properties using the proportionate consolidation method, whereby the Partnership's share of assets, liabilities, revenues and expenses is included in the appropriate classification in the financial statement.

                  SWIFT ENERGY OPERATING PARTNERS 1993-B, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


                  For financial reporting purposes the Partnership follows the "full-cost" method of accounting for oil and gas property costs. Under this method of accounting, all productive and nonproductive costs incurred in the acquisition and development of oil and gas reserves are capitalized. Such costs include lease acquisitions, geological and geophysical services, drilling, completion, equipment and certain general and administrative costs directly associated with acquisition and development activities. General and administrative costs related to production and general overhead are expensed as incurred. No general and administrative costs were capitalized during the six months ended June 30, 1998 and 1997.

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

LIQUIDITY AND CAPITAL RESOURCES

      Oil and gas reserves are depleting assets and therefore often experience significant production declines each year from the date of acquisition through the end of the life of the property. The primary source of liquidity to the Partnership comes almost entirely from the income generated from the sale of oil and gas produced from ownership interests in oil and gas properties. Net cash provided by operating activities totaled $302,699 and $502,253 for the six months ended June 30, 1998 and 1997, respectively. This source of liquidity and the related results of operations, and in turn cash distributions, will decline in future periods as the oil and gas produced from these properties also declines while production and general and administrative costs remain relatively stable making it unlikely that the Partnership will hold the properties until they are fully depleted, but will likely liquidate when a substantial majority of the reserves have been produced. The Partnership has expended all of the partners' net commitments available for property acquisitions and development by acquiring producing oil and gas properties. The partnership invests primarily in proved producing properties with nominal levels of future costs of development for proven but undeveloped reserves. Significant purchases of additional reserves or extensive drilling activity are not anticipated. Cash distributions totaled $348,727 and $509,081 for the six months ended June 30, 1998 and 1997, respectively.

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

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended June 30, 1998 (current quarter) when compared to the quarter ended June 30, 1997 (corresponding quarter), and for the six months ended June 30, 1998 (current period), when compared to the six months ended June 30, 1997 (corresponding period).

Three Months Ended June 30, 1998 and 1997

      Oil and gas sales declined $99,667 or 36 percent in the second quarter of 1998 when compared to the corresponding quarter in 1997, primarily due to decreased gas and oil production. Gas production decreased 29 percent and oil production declined 34 percent. The decrease in production volumes had a significant impact on partnership performance. The partnership's sale of several properties in the fourth quarter of 1997 had an impact on 1998 partnership production volumes. Also, current quarter oil prices declined 38 percent or $6.18/BBL further contributing to decreased revenues. Declines were partially offset by an increase in gas prices of 25 percent or $.43/MCF when compared to second quarter 1997 prices.

                  SWIFT ENERGY OPERATING PARTNERS 1993-B, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


      Associated depreciation expense decreased 35 percent or $53,905 in 1998 compared to second quarter 1997,also related to the decline in production volumes.

      The Partnership recorded an additional provision in depreciation, depletion and amortization in the second quarter of 1998 and 1997 for $252,946 and $142,975, respectively, when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties. The additional provision results from the Managing General Partner's determination that the fair market value paid for properties may or may not coincide with reserve valuations determined according to guidelines of the Securities and Exchange Commission.

Six Months Ended June 30, 1998 and 1997

      Oil and gas sales declined $445,724 or 58 percent in the first six months of 1998 when compared to the corresponding period in 1997, primarily due to decreased oil and gas prices. A decline in oil prices of 41 percent or $7.49/BBL and in gas prices of 22 percent or $.55/MCF had a significant impact on partnership performance. Also, current period gas and oil production declined 45 percent and 32 percent, respectively, when compared to the same period in 1997, further contributing to decreased revenues. The partnership's sale of several properties in the fourth quarter of 1997 had an impact on 1998 partnership production volumes.

      Associated depreciation expense decreased 42 percent or $141,649 in 1998 compared to the first six months of 1997, also related to the decline in production volumes.

      The Partnership recorded an additional provision in depreciation, depletion and amortization in the first six months of 1998 and 1997 for $521,997 and $223,077, respectively, when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties. The additional provision results from the Managing General Partner's determination that the fair market value paid for properties may or may not coincide with reserve valuations determined according to guidelines of the Securities and Exchange Commission.

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


                                          SWIFT ENERGY OPERATING
                                          PARTNERS 1993-B, LTD.
                                          (Registrant)

                               By:        SWIFT ENERGY COMPANY
                                          Managing General Partner

Date:     August 4, 1998       By:        /s/ John R. Alden
          -------------                   ---------------------------------
                                          John R. Alden
                                          Senior Vice President, Secretary
                                          and Principal Financial Officer

Date:     August 4, 1998       By:        /s/ Alton D. Heckaman, Jr.
          -------------                   ---------------------------------
                                          Alton D. Heckaman, Jr.
                                          Vice President, Controller
                                          and Principal Accounting Officer