Form 10-K405
period 1998-12-31
SWIFT ENERGY OPERATING PARTNERS 1993-B LTD
filed 1999-03-24
CIK 911342

                       Securities and Exchange Commission

                             Washington, D.C. 20549


                                    FORM 10-K

             [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1998
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

                       Documents Incorporated by Reference

Document                                         Incorporated as to

    Registration Statement No. 33-37983            Items 1 and 13
     on Form S-1

                                TABLE OF CONTENTS

                             Form 10-K Annual Report
                     For the Period Ended December 31, 1998

                  SWIFT ENERGY OPERATING PARTNERS 1993-B, LTD.


ITEM NO.                             PART I                               PAGE
   1          Business                                                     I-1
   2          Properties                                                   I-5
   3          Legal Proceedings                                            I-7
   4          Submission of Matters to a Vote of
                Security Holders                                           I-7


                                     PART II

   5          Market Price of and Distributions on the
                Registrant's SDIs and Related Interest
                Holder Matters                                            II-1
   6          Selected Financial Data                                     II-2
   7          Management's Discussion and Analysis of
                Financial Condition and Results of Operations             II-2
   8          Financial Statements and Supplementary Data                 II-4
   9          Disagreements on Accounting and Financial
                Disclosure                                                II-4


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

         At December 31, 1998, the Partnership had expended or committed to expend 100% of the Interest Holders' commitments in the acquisition and development of producing properties, which properties are described under Item 2, "Properties," below. The Partnership's revenues and profits are derived almost entirely from the sale of oil and gas produced from its properties and from the sale of acquired oil and gas properties, when the sale of such properties is economically preferable to continued operation.

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

         All properties acquired by the Registrant since the date of the NP/OR Agreement have been acquired subject to the NP/OR Agreement and the nonoperating interests created thereby. At December 31, 1998, the Registrant had not made any withdrawals to acquire properties anticipated to require significant development.

         In accordance with its obligations under the NP/OR Agreement, as of December 31, 1998, the Registrant had conveyed to the Pension Partnership a net profits interest burdening certain depths of all producing properties acquired by the Registrant since the date of the NP/OR Agreement. Typically, a net profits interest in an oil and gas property entitles the owner to a specified percentage share of the gross proceeds generated by the burdened property, net of operating costs. The 39% net profits interest conveyed to the Pension Partnership under the NP/OR Agreement differs from the typical net profits interest in that it is calculated over the entire group of producing properties acquired under the NP/OR Agreement; i.e., all operating costs attributable to the burdened depths of such properties are aggregated, and the total is then subtracted from the total of all gross proceeds attributable to such depths in order to calculate the net profits to which the Pension Partnership is entitled. The net profits interest conveyed to the Pension Partnership burdens only those depths of each subject property which were evaluated to contain proved reserves at the date of acquisition, to the extent such depths underlie specified surface acreage.

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

         Employees

         The  Partnership  has no  employees.  Swift,  however,  has a staff  of geologists, geophysicists, petroleum engineers, landmen, and accounting personnel who administer the operations of Swift and the Partnership. As of December 31, 1998, Swift had 203 employees. Swift's administrative and overhead expenses attributable to the Partnership's operations are borne by the Partnership.

                  SWIFT ENERGY OPERATING PARTNERS 1993-B, LTD.


Item 2.  Properties

         As of December 31, 1998, the Partnership has acquired interests in producing oil and gas properties which are generally described below.

Principal Oil and Gas Producing Properties

         The most valuable fields in the Partnership, based upon year-end engineering estimates of discounted future net revenues using constant pricing and costs, are described below.

         1. The Second Bayou Field is located in Cameron Parish, Louisiana (American Cometra-So. Louisiana acquisition). This field accounts for 54% of Partnership value.

         2. The Greenbranch Field is in McMullen County, Texas (American Cometra acquisition). This field produces gas and oil from multiple pay zones and accounts for 27% of Partnership value.

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

                                                     Net Production
                                          -----------------------------------
                                                   For the Years Ended
                                                      December 31,
                                          -----------------------------------
                                           1998          1997          1996
                                          -------       -------       -------
Net Volumes (Equivalent MCFs)             320,223       520,150       570,700

Average Sales Price
   per equivalent MCF                     $1.88         $2.78         $2.87

Average Production Cost
   per Equivalent MCF
   (includes production taxes)            $1.11         $0.90         $1.03

                  SWIFT ENERGY OPERATING PARTNERS 1993-B, LTD.


Net Proved Oil and Gas Reserves

         Presented below are the estimates of the Partnership's proved reserves as of December 31, 1998, 1997 and 1996. All of the Partnership's proved reserves are located in the United States.

                                                                      December 31,
                                    ----------------------------------------------------------------------
                                            1998                     1997                     1996
                                    -------------------       ------------------       -------------------
                                               Natural                   Natural                   Natural
                                      Oil        Gas            Oil        Gas           Oil        Gas
                                    -------    --------       -------   --------       -------    --------
                                     (BBLS)      (MMCF)        (BBLS)    (MMCF)        (BBLS)      (MMCF)
Proved developed
   reserves at end of year          190,880       1,058       132,858      1,185       165,579      1,771
                                    -------       -----       -------      -----       -------      -----
Proved reserves
   Balance at beginning
     of year                        206,099       1,784       241,754      2,453       323,960      3,035

   Extensions, discoveries
     and other additions                 --          --            --         --            --         --

   Revisions of previous
     estimates                       78,048          71        17,893       (322)      (31,519)        18

   Sales of minerals in
     place                           (7,149)        (35)      (19,232)       (33)      (14,175)      (248)

   Production                       (23,492)       (178)      (34,316)      (314)      (36,512)      (352)
                                    -------       -----       -------      -----       -------      -----

   Balance at end of year           253,506       1,642       206,099      1,784       241,754      2,453
                                    -------       -----       -------      -----       -------      -----


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

                  SWIFT ENERGY OPERATING PARTNERS 1993-B, LTD.


         The following table summarizes by acquisition the Registrant's reserves and gross and net interests in producing oil and gas wells as of December 31, 1998:

                                                     Reserves
                                                December 31, 1998
                                              ---------------------

                                                            Natural                Wells
                                               Oil           Gas           ---------------------
Acquisition                State(s)          (BBLS)         (MMCF)         Gross           Net
-----------                ---------         -------        -------        ------         ------
American Cometra           AL, CO, LA,
                           ND, NM, NV,
                           OK, TX, WY        186,902            342           793         21.125
AMC - So. Louisiana        LA                 15,507          1,189            49          0.667
Genesis                    TX                 15,921             95            15          0.422
L L & E                    AL, MS             30,507             12            19          0.233
Camterra                   MS                  4,669              4            19          0.235
                                             -------          -----          ----         ------
                                             253,506          1,642           895         22.682
                                             -------          -----          ----         ------


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

         In estimating the oil and natural gas reserves, the Registrant, in accordance with criteria prescribed by the Securities and Exchange Commission, has used prices received as of December 31, 1998 without escalation, except in those instances where fixed and determinable gas price escalations are covered by contracts, limited to the price the Partnership reasonably expects to receive. The Registrant does not believe that any favorable or adverse event causing a significant change in the estimated quantity of proved reserves has occurred between December 31, 1998 and the date of this report.

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

Holders

         As of December 31, 1998, there were 606 Interest Holders holding SDIs in the Partnership.

Distributions

         The Partnership generally makes distributions to Interest Holders on a quarterly basis, subject to the restrictions set forth in the Limited Partnership Agreement. In the fiscal years ended December 31, 1997 and 1998, the Partnership distributed a total of $743,800 and $505,400, respectively, to the holders of its SDIs. Cash distributions constitute net proceeds from sale of oil and gas production after payment of lease operating expenses and other partnership expenses. Some or all of such amounts or any proceeds from the sale of partnership properties could be deemed to constitute a return of investors' capital.

         Oil and gas investments involve a high risk of loss, and no assurance can be given that any particular level of distributions to holders of SDIs can be achieved or maintained. Although it is anticipated that quarterly distributions will continue to be made through 1999, the Partnership's ability to make distributions could be diminished by any event adversely affecting the oil and gas properties in which the Partnership owns interests or the amount of revenues received by the Partnership therefrom.

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

                  SWIFT ENERGY OPERATING PARTNERS 1993-B, LTD.

Item 6. Selected Financial Data

         The following selected financial data, prepared in accordance with generally accepted accounting principles for the year ended December 31, 1998, 1997, 1996, 1995 and 1994, should be read in conjunction with the financial statements included in Item 8:

                                  1998               1997               1996             1995             1994
                              ------------       ------------       ------------     ------------     ------------
Revenues                   $     622,726      $   1,479,833      $   1,692,957      $    1,642,764    $   2,694,692
Income (Loss)              $  (1,139,659)     $     (92,788)     $      (8,097)     $     (156,262)   $  (1,312,906)
Total Assets               $   2,232,612      $   3,999,299      $   4,965,808      $    5,819,578    $   6,903,343
Cash Distributions         $     552,239      $     888,105      $     778,613      $      945,745    $   1,723,110
Long Term Obligations      $          --      $          --      $          --      $           --    $          --
Interest Holders' Net
 Income (Loss) Per SDI     $        (.10)     $          --      $          --      $         (.02)   $        (.24)
Interest Holders' Cash
 Distributions Per SDI     $         .05      $         .08      $         .07      $          .09    $         .15


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

         Oil and gas reserves are depleting assets and therefore often experience significant production declines each year from the date of acquisition through the end of the life of the property. The primary source of liquidity to the Partnership comes almost entirely from the income generated from the sale of oil and gas produced from ownership interests in oil and gas properties. Net cash provided by operating activities totaled $357,165, $793,208 and $850,889 in 1998, 1997 and 1996, respectively. This source of liquidity and the related results of operations, and in turn cash distributions, will decline in future periods as the oil and gas produced from the properties also declines while production and general and administrative costs remain relatively stable making it unlikely that the Partnership will hold the properties until they are fully depleted, but will likely liquidate when a substantial majority of the reserves have been produced. The Partnership has expended all of the partner's net commitments available for property acquisitions and development by acquiring producing oil and gas properties. The partnership invests primarily in proved producing properties with nominal levels of future costs of development for proven but undeveloped reserves. Significant purchases of additional reserves or extensive drilling activity are not anticipated. Capital expenditures totaled $129,565, $201,391 and $201,342 in 1998, 1997 and 1996, respectively. Cash distributions  totaled  $552,239,  $888,105 and $778,613 in 1998, 1997 and 1996,
respectively.

         The Partnership plans to spend in the next two years an estimated $233,000 for capital expenditures needed for the development and enhancement of proved oil and gas reserves. The Managing General Partner anticipates that the Partnership will have adequate liquidity from income from continuing operations to satisfy and future capital expenditure requirements. Funds generated from bank borrowings and proceeds from the sale of oil and gas properties will be used to supplement this effort if deemed necessary.

Results of Operations

         Oil and gas sales decreased 58 percent in 1998 vs. 1997. A decline in the 1998 oil prices received of 43 percent or $7.57/BBL had a significant impact on partnership performance. The average sales price per equivalent MCF decreased 32 percent in 1998 as oil prices decreased 43 percent and gas prices declined 24 percent. Also, production volumes decreased 38 percent due to a 43 percent gas production decrease and a 32 percent oil production decline. The partnership's sale in late 1997 of several low value, high operating cost properties contributed to the 1998 decrease in production volumes.

         Production cost per equivalent MCF increased 23 percent in 1998 compared to 1997, primarily due to the decline in production volumes; however, total production costs decreased 24 percent in 1998.

         Associated depreciation expense decreased 46 percent in 1998 when compared to 1997, also related to the decline in production volumes.

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

         The Partnership recorded an additional provision in depreciation, depletion and amortization in 1998, 1997 and 1996 of $935,616, $296,726 and $279,612, respectively, when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties, resulting in a full cost ceiling impairment.

         During 1999, Partnership revenues and costs are expected to be shared between the Interest Holders and general partners in a 85:15 ratio. Based on current oil and gas prices, anticipated levels of oil and gas production and expected cash distributions during 1999, the Managing General Partner anticipates that the Partnership sharing ratio will continue to be 85:15.

Year 2000

         The Year 2000 issue results from computer programs and embedded computer chips with date fields that cannot distinguish between the years 1900 and 2000. The Managing General Partner is currently implementing the steps necessary to make its operations and the related operations of the Partnership capable of addressing the Year 2000. These steps include upgrading, testing and certifying its computer systems and field operation services and obtaining Year 2000 compliance certification from all important business suppliers. The Managing General Partner formed a task force during 1998 to address the Year 2000 issue and prepare its business systems for the Year 2000. By mid-1999, the Managing General Partner expects the mission critical systems to be either replaced or updated and testing to be virtually completed.

         The Managing General Partner's business systems are almost entirely comprised of off-the-shelf software. Most of the necessary changes in computer instructional code can be made by upgrading this software. The Managing General Partner is currently in the process of either upgrading the off-the-shelf software or receiving certification as to Year 2000 compliance from vendors or third party consultants. A testing phase is being conducted as the software is updated or certified and is expected to be completed by mid-1999.

                  SWIFT ENERGY OPERATING PARTNERS 1993-B, LTD.


         The Managing General Partner does not believe that costs incurred to address the Year 2000 issue with respect to its business systems will have a material effect on the Partnership's results of operations, or its liquidity and financial condition. The estimated total cost to the Managing General Partner to address Year 2000 issues is projected to be less than $150,000, most of which will be spent during the testing phase. The Partnership's share of this cost is expected to be insignificant.

         The failure to correct a material Year 2000 problem could result in an interruption, or failure of certain normal business activities or operations. Based on activities to date, the Managing General Partner believes that it will be able to resolve any Year 2000 problems concerning its financial and administrative systems. It is undeterminable how all the aspects of the Year 2000 will impact the Partnership. The most reasonably likely worst case scenario would involve a prolonged disruption of external power sources upon which core equipment relies, resulting in a substantial decrease in the Partnership's oil and gas production activities. In addition, the pipeline operators to whom the Managing General Partner sells the Partnership's natural gas, as well as other customers and suppliers, could be prone to Year 2000 problems that could not be assessed or detected by the Managing General Partner. The Managing General Partner is contacting its major purchasers, customers, suppliers, financial institutions and others with whom it conducts business to determine whether they will be able to resolve in a timely manner any Year 2000 problems directly affecting the Managing General Partner or Partnership and to inform them of the Managing General Partner's internal assessment of its Year 2000 review. There can be no assurance that such third parties will not fail to appropriately address their Year 2000 issues or will not themselves suffer a Year 2000 disruption that could have a material adverse effect on the Partnership's activities, financial condition or operating results. Based upon these responses and any problems that arise during the testing phase, contingency plans or back-up systems would be determined and addressed.

Item 8. Financial Statements and Supplementary Data

         See Part IV, Item 14(a) for index to financial statements.

Item 9. Disagreements on Accounting and Financial Disclosure

         None.

                  SWIFT ENERGY OPERATING PARTNERS 1993-B, LTD.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

         As a limited partnership, the Registrant has no directors or executive officers. The business and affairs of the Registrant are managed by Swift as Managing General Partner. Set forth below is certain information as of March 12, 1999, regarding the directors and executive officers of Swift.


                                           Position(s) with
         Name             Age           Swift and Other Companies
         ----             ---           -------------------------
                                    DIRECTORS

A. Earl Swift             65        Chief Executive Officer and
                                    Chairman of the Board

Virgil N. Swift           70        Executive Vice President - Business
                                    Development, Vice Chairman of the Board

G. Robert Evans           67        Director of Swift; Chairman of the Board,
                                    Material Sciences Corporation;
                                    Director, Consolidated Freightways, Inc.,
                                    Fibreboard  Corporation,   Elco  Industries,
                                    and Old Second Bancorp

Raymond O. Loen           74        Director of Swift; President, R. O. Loen
                                    Company

Henry C. Montgomery       63        Director of Swift; Chairman of the Board,
                                    Montgomery Financial Services Corporation;
                                    Director, Southwall Technology Corporation

Clyde W. Smith, Jr.       50        Director of Swift; President, Somerset
                                    Properties, Inc.

Harold J. Withrow         71        Director of Swift

                                    EXECUTIVE OFFICERS

Terry E. Swift            43        Executive Vice President, Chief
                                    Operating Officer

John R. Alden             53        Senior Vice President - Finance,
                                    Chief Financial Officer and Secretary

Bruce H. Vincent          51        Senior Vice President - Funds Management

James M. Kitterman        54        Senior Vice President - Operations

Joe A. D'Amico            50        Senior Vice President- Exploration and
                                    Development

Alton D. Heckaman, Jr.    41        Vice President - Finance and Controller


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

               Balance Sheets as of December 31, 1998 and 1997          IV-4

               Statements of Operations for the years ended
                  December 31, 1998, 1997 and 1996                      IV-5

               Statements of Partners' Capital for years ended
                  December 31, 1998, 1997 and 1996                      IV-6

               Statements of Cash Flows for the years ended
                  December 31, 1998, 1997 and 1996                      IV-7

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

       b(1)    REPORTS ON FORM 8-K

               No reports on Form 8-K have been filed during the quarter ended December 31, 1998.

                  SWIFT ENERGY OPERATING PARTNERS 1993-B, LTD.


Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to
Section 12 of the Act.

         No annual report to security holders covering the Partnership's 1998 fiscal year, or proxy statement, form of proxy or other proxy soliciting material has been sent to Interest Holders of the Partnership.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Swift Energy Operating Partners 1993-B, Ltd.:

         We have audited the accompanying balance sheets of Swift Energy Operating Partners 1993-B, Ltd., (a Texas limited partnership) as of December 31, 1998 and 1997, and the related statements of operations, partners' capital and cash flows for the years ended December 31, 1998, 1997 and 1996. These financial statements are the responsibility of the Managing General Partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Swift Energy Operating Partners 1993-B, Ltd., as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years ended December 31, 1998, 1997 and 1996, in conformity with generally accepted accounting principles.






                                              ARTHUR ANDERSEN LLP




Houston, Texas
February 10, 1999

                  SWIFT ENERGY OPERATING PARTNERS 1993-B, LTD.
                                 BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997



                                                                                            1998                 1997
                                                                                       --------------       --------------
                  ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $       17,133       $      332,870
              Oil and gas sales receivable                                                    176,972              478,853
                                                                                       ---------------      ---------------
                  Total Current Assets                                                        194,105              811,723
                                                                                       ---------------      ---------------

         Gas Imbalance Receivable                                                              25,164               25,219
                                                                                       ---------------      ---------------

         Oil and Gas Properties, using full cost
              accounting                                                                    9,430,159            9,309,496
         Less-Accumulated depreciation, depletion
              and amortization                                                             (7,416,816)          (6,147,139)
                                                                                       ---------------      ---------------
                                                                                            2,013,343            3,162,357
                                                                                       ---------------      ---------------
                                                                                       $    2,232,612       $    3,999,299
                                                                                       ===============      ===============

         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts Payable                                                         $       99,337       $      174,126
                                                                                       ---------------      ---------------

         Deferred Revenues                                                                     20,404               20,404

         Interest Holders' Capital (9,627,683 Interest Holders' SDIs;
                                   $1.00 per SDI)                                           2,112,844            3,786,265
         General Partners' Capital                                                                 27               18,504
                                                                                       ---------------      ---------------
                  Total Partners' Capital                                                   2,112,871            3,804,769
                                                                                       ---------------      ---------------
                                                                                       $    2,232,612       $    3,999,299
                                                                                       ===============      ===============


                 See accompanying notes to financial statements.

                  SWIFT ENERGY OPERATING PARTNERS 1993-B, LTD.
                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                                      1998            1997              1996
                                                                ---------------  ---------------   ---------------
REVENUES:
   Oil and gas sales                                            $       602,969  $     1,447,550   $     1,638,294
   Interest income                                                        7,995           14,390            17,572
   Other                                                                 11,762           17,893            37,091
                                                                ---------------  ---------------   ---------------
                                                                        622,726        1,479,833         1,692,957
                                                                ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Lease operating                                                      322,448          383,643           491,241
   Production taxes                                                      33,348           83,059            98,407
   Depreciation, depletion
     and amortization -
       Normal provision                                                 334,061          617,159           638,580
       Additional provision                                             935,616          296,726           279,612
   General and administrative                                           136,912          192,034           193,214
                                                                ---------------  ---------------   ---------------
                                                                      1,762,385        1,572,621         1,701,054
                                                                ---------------  ---------------   ---------------
INCOME (LOSS)                                                   $    (1,139,659) $       (92,788)  $        (8,097)
                                                                ===============  ===============   ===============


                 See accompanying notes to financial statements.

                  SWIFT ENERGY OPERATING PARTNERS 1993-B, LTD.
                         STATEMENTS OF PARTNERS' CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                  Limited           General        Combining
                                                  Partners          Partners       Adjustment            Total
                                              ---------------   ---------------  ---------------     --------------
Balance,
    December 31, 1995                         $     4,829,183   $        27,212  $       715,977     $    5,572,372

Income (Loss)                                          19,909           135,427         (163,433)            (8,097)

Cash Distributions                                   (659,400)         (119,213)              --           (778,613)
                                              ---------------   ---------------  ---------------    ---------------
Balance,
    December 31, 1996                               4,189,692            43,426          552,544          4,785,662
                                              ---------------   ---------------  ---------------    ---------------

Income (Loss)                                         (47,874)          119,383         (164,297)           (92,788)

Cash Distributions                                   (743,800)         (144,305)              --           (888,105)
                                              ---------------   ---------------  ---------------    ---------------
Balance,
    December 31, 1997                               3,398,018            18,504          388,247          3,804,769
                                              ---------------   ---------------  ---------------    ---------------

Income (Loss)                                        (978,511)           28,362         (189,510)        (1,139,659)

Cash Distributions                                   (505,400)          (46,839)              --           (552,239)
                                              ---------------   ---------------  ---------------    ---------------
Balance,
    December 31, 1998                         $     1,914,107   $            27  $       198,737     $    2,112,871
                                              ===============   ===============  ===============    ===============



Interest Holders' net income (loss)
    per SDI

      1996                                    $            --
                                              ===============
      1997                                    $            --
                                              ===============
      1998                                    $          (.10)
                                              ===============


                 See accompanying notes to financial statements.

                  SWIFT ENERGY OPERATING PARTNERS 1993-B, LTD.
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996


                                                                                       1998              1997              1996
                                                                                 ---------------   ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (Loss)                                                                $    (1,139,659)  $       (92,788) $        (8,097)
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Depreciation, depletion and amortization                                         1,269,677           913,885          918,192
      Change in gas imbalance receivable
          and deferred revenues                                                               55               868            9,134
      Change in assets and liabilities:
        (Increase) decrease in oil and gas sales receivable                              301,881           (43,141)          (1,364)
        Increase (decrease) in accounts payable                                          (74,789)           14,384          (66,976)
                                                                                 ---------------   ---------------  ---------------
                  Net cash provided by (used in) operating activities                    357,165           793,208          850,889
                                                                                 ---------------   ---------------  ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to oil and gas properties                                                 (129,565)         (201,391)        (201,342)
    Proceeds from sales of oil and gas properties                                          8,902           177,628          242,100
                                                                                 ---------------   ---------------  ---------------
                  Net cash provided by (used in) investing activities                   (120,663)          (23,763)          40,758
                                                                                 ---------------   ---------------  ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                      (552,239)         (888,105)        (778,613)
                                                                                 ---------------   ---------------  ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    (315,737)         (118,660)         113,034
                                                                                 ---------------   ---------------  ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         332,870           451,530          338,496
                                                                                 ---------------   ---------------  ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $        17,133   $       332,870  $       451,530
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

         Generally, all continuing costs (including development costs, operating costs, general and administrative reimbursements and direct expenses) and revenues are allocated 85 percent to the Interest Holders and 15 percent to the general partners. After partnership payout, as defined in the Partnership Agreement, continuing costs and revenues will be shared 75 percent by the Interest Holders, and 25 percent by the general partners. Payout had not occurred as of December 31, 1998.

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

         For financial reporting purposes, the Partnership follows the "full-cost" method of accounting for oil and gas property costs. Under this method of accounting, all productive and nonproductive costs incurred in the acquisition and development of oil and gas reserves are capitalized. Such costs include lease acquisitions, geological and geophysical services, drilling, completion, equipment and certain general and administrative costs directly associated with acquisition and development activities. General and administrative costs related to production and general overhead are expensed as incurred. No general and administrative costs were capitalized during the years ended December 31, 1998, 1997 and 1996.

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

(3) Oil and Gas Capitalized Costs -

         The following table sets forth capital expenditures related to the Partnership's oil and gas operations:


                                               Year Ended December 31,
                                      ---------------------------------------
                                        1998            1997           1996
                                      ---------        -------       --------
      Acquisition of
        proved properties             $      --     $       --     $       --

      Development                       129,565        201,391        201,342
                                      ---------        -------        -------
                                      $ 129,565     $  201,391     $  201,342
                                      ---------        -------        -------

         All oil and gas property acquisitions are made by Swift on behalf of the Partnership. The costs of the properties include the purchase price plus any costs incurred by Swift in the evaluation and acquisition of properties.

                  SWIFT ENERGY OPERATING PARTNERS 1993-B, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


         During 1998, 1997 and 1996, the Partnership's unamortized oil and gas property costs exceeded the quarterly calculations of the "ceiling limitation" resulting in an additional provision for depreciation, depletion and amortization of $935,616, $296,727 and $279,612, respectively. In addition, the Interest Holders' share of unamortized oil and gas property costs exceeded their "ceiling limitation" in 1998, 1997 and 1996, resulting in a valuation allowance of $748,635, $121,458 and $107,346, respectively. These amounts are included in the income (loss) attributable to the Interest Holders shown in the statement of partners' capital together with a "combining adjustment" for the difference between the Interest Holders' valuation allowance and the Partnership's full cost ceiling write down. The "combining adjustment" changes quarterly as the Partnership's total depreciation, depletion and amortization provision is more or less than the combined depreciation, depletion and amortization provision attributable to the general partners and Interest Holders.

(4) Related-Party Transactions -

         During 1998, 1997 and 1996, the Partnership paid Swift $107,375, $144,415 and $144,415, respectively, as a general and administrative overhead allowance.

         During 1998, 1997 and 1996, the Partnership also paid Swift an incentive amount, as defined in the Partnership Agreement, for services rendered to the Partnership. Such amounts totaled $3,448 in 1998, $14,885 in 1997 and $16,818 in 1996 and are included in general and administrative expenses.

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

         The tax returns and the amount of distributable Partnership income are subject to examination by the federal and state taxing authorities. If the Partnership's ordinary income for federal income tax purposes is ultimately changed by the taxing authorities, the tax liability of the Interest Holders could be changed accordingly. Ordinary income reported on the Partnership's federal return of income for the years ended December 31, 1998, 1997 and 1996 was $11,057, $705,091 and $876,457, respectively. The difference between ordinary income for federal income tax purposes reported by the Partnership and net income or loss reported herein primarily results from the exclusion of depletion (as described below) from ordinary income reported in the Partnership's federal return of income.

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


                                             SWIFT ENERGY OPERATING
                                             PARTNERS 1993-B, LTD.
                                             (Registrant)

                                    By:      SWIFT ENERGY COMPANY
                                              General Partner

Date:      March 12, 1999                 By:      s/b A. Earl Swift
           --------------                    -----------------------------------
                                             A. Earl Swift
                                             Chief Executive Officer

Date:      March 12, 1999                 By:      s/b John R. Alden
           --------------                    -----------------------------------
                                             John R. Alden
                                             Principal Financial Officer

Date:      March 12, 1999                 By:      s/b Alton D. Heckaman, Jr.
           --------------                    -----------------------------------
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

                                             SWIFT ENERGY OPERATING
                                             PARTNERS 1993-B, LTD.
                                             (Registrant)

                                    By:      SWIFT ENERGY COMPANY
                                              General Partner

Date:     March 12, 1999                  By:      s/b A. Earl Swift
          --------------                     -----------------------------------
                                             A. Earl Swift
                                             Director and Principal
                                             Executive Officer

Date:     March 12, 1999                  By:      s/b Virgil N. Swift
          --------------                     -----------------------------------
                                             Virgil N. Swift
                                             Director and Executive
                                             Vice President - Business
                                             Development

                    SWIFT ENERGY OPERATING PARTNERS 1993-B, LTD


Date:      March 12, 1999                 By:      s/b G. Robert Evans
           --------------                    -----------------------------------
                                             G. Robert Evans
                                             Director

Date:      March 12, 1999                 By:      s/b Raymond O. Loen
           --------------                    -----------------------------------
                                             Raymond O. Loen
                                             Director

Date:      March 12, 1999                 By:      s/b Henry C. Montgomery
           --------------                    -----------------------------------
                                             Henry C. Montgomery
                                             Director

Date:      March 12, 1999                 By:      s/b Clyde W. Smith, Jr.
           --------------                    -----------------------------------
                                             Clyde W. Smith, Jr.
                                             Director

Date:      March 12, 1999                 By:      s/b Harold J. Withrow
           --------------                    -----------------------------------
                                             Harold J. Withrow
                                             Director