Form 10-Q
period 1999-03-31
SWIFT ENERGY OPERATING PARTNERS 1993-B LTD
filed 1999-05-10
CIK 911342

                                    FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                       PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - March 31, 1999 and December 31, 1998                  3

            Statements of Operations

                - Three month periods ended March 31, 1999 and 1998     4

            Statements of Cash Flows

                - Three month periods ended March 31, 1999 and 1998     5

            Notes to Financial Statements                               6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations               10

PART II.    OTHER INFORMATION                                          12


SIGNATURES                                                             13

                  SWIFT ENERGY OPERATING PARTNERS 1993-B, LTD.
                                 BALANCE SHEETS


                                                                                          March 31,          December 31,
                                                                                            1999                 1998
                                                                                       --------------       --------------
                                                                                         (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $        1,040       $       17,133
              Oil and gas sales receivable                                                    166,463              176,972
                                                                                       ---------------      ---------------
                  Total Current Assets                                                        167,503              194,105
                                                                                       ---------------      ---------------

         Gas Imbalance Receivable                                                              25,164               25,164
                                                                                       ---------------      ---------------

         Oil and Gas Properties, using full cost
              accounting                                                                    9,420,087            9,430,159
         Less-Accumulated depreciation, depletion
              and amortization                                                             (7,464,600)          (7,416,816)
                                                                                       ---------------      ---------------
                                                                                            1,955,487            2,013,343
                                                                                       ---------------      ---------------
                                                                                       $    2,148,154       $    2,232,612
                                                                                       ===============      ===============

         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts Payable                                                         $       96,614       $       99,337
                                                                                       ---------------      ---------------

         Deferred Revenues                                                                     20,404               20,404

         Interest Holders' Capital (9,627,683 Interest Holders' SDIs;
                                                 $1.00 per SDI)                             2,030,512            2,112,844
         General Partners' Capital                                                                624                   27
                                                                                       ---------------      ---------------
                  Total Partners' Capital                                                   2,031,136            2,112,871
                                                                                       ---------------      ---------------
                                                                                       $    2,148,154       $    2,232,612
                                                                                       ===============      ===============


                 See accompanying notes to financial statements.

                  SWIFT ENERGY OPERATING PARTNERS 1993-B, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                 ---------------------------------
                                                                                        1999             1998
                                                                                 ---------------   ---------------
         REVENUES:
             Oil and gas sales                                                   $       124,876   $       140,599
             Interest income                                                                  40             3,708
             Other                                                                            --             2,916
                                                                                 ---------------   ---------------
                                                                                         124,916           147,223
                                                                                 ---------------   ---------------
         COSTS AND EXPENSES:
             Lease operating                                                              58,458            87,857
             Production taxes                                                              6,785             6,145
             Depreciation, depletion
                and amortization -
                   Normal provision                                                       47,784            95,322
                   Additional provision                                                       --           269,051
             General and administrative                                                   39,586            36,198
                                                                                 ---------------   ---------------
                                                                                         152,613           494,573
                                                                                 ---------------   ---------------
         NET INCOME (LOSS)                                                       $       (27,697)  $      (347,350)
                                                                                 ===============   ===============

         Limited Partners' net income (loss)
             per SDI

         March 31, 1999                       $            --
                                                 ============
         March 31, 1998                       $          (.04)
                                                 ============


                 See accompanying note to financial statements.

                  SWIFT ENERGY OPERATING PARTNERS 1993-B, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                           Three Months Ended
                                                                                                March 31,
                                                                                ---------------------------------------
                                                                                       1999                    1998
                                                                                -----------------       ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (Loss)                                                               $        (27,697)       $      (347,350)
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Depreciation, depletion and amortization                                            47,784                364,373
      Change in assets and liabilities:
        (Increase) decrease in oil and gas sales receivable                               10,509                212,989
        Increase (decrease) in accounts payable                                           (2,723)               (51,089)
                                                                                  --------------         --------------
               Net cash provided by (used in) operating activities                        27,873                178,923
                                                                                  --------------         --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to oil and gas properties                                                  (29,321)               (34,124)
    Proceeds from sales of oil and gas properties                                         39,393                  6,551
                                                                                  --------------         --------------
               Net cash provided by (used in) investing activities                        10,072                (27,573)
                                                                                  --------------         --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                       (54,038)              (197,341)
                                                                                  --------------         --------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     (16,093)               (45,991)
                                                                                  --------------         --------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                          17,133                332,870
                                                                                  --------------         --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $          1,040        $       286,879
                                                                                  ==============         ==============


                 See accompanying notes to financial statements.

                  SWIFT ENERGY OPERATING PARTNERS 1993-B, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)  General Information -

                  The financial statements included herein have been prepared by the Partnership and are unaudited except for the balance sheet at December 31, 1998 which has been taken from the audited financial statements at that date. The financial statements reflect adjustments, all of which were of a normal recurring nature, which are, in the opinion of the managing general partner necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Partnership believes adequate disclosure is provided by the information presented. The financial statements should be read in conjunction with the audited financial statements and the notes included in the latest Form 10-K.

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

                  For financial reporting purposes the Partnership follows the "full-cost" method of accounting for oil and gas property costs. Under this method of accounting, all productive and nonproductive costs incurred in the acquisition and development of oil and gas reserves are capitalized. Such costs include lease acquisitions, geological and geophysical services, drilling, completion, equipment and certain general and administrative costs directly associated with acquisition and development activities. General and administrative costs related to production and general overhead are expensed as incurred. No general and administrative costs were capitalized during the three months ended March 31, 1999 and 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

      Oil and gas reserves are depleting assets and therefore often experience significant production declines each year from the date of acquisition through the end of the life of the property. The primary source of liquidity to the Partnership comes almost entirely from the income generated from the sale of oil and gas produced from ownership interests in oil and gas properties. Net cash provided by operating activities totaled $27,873 and $178,923 for the three months ended March 31, 1999 and 1998, respectively. This source of liquidity and the related results of operations, and in turn cash distributions, will decline in future periods as the oil and gas produced from these properties also declines while production and general and administrative costs remain relatively stable making it unlikely that the Partnership will hold the properties until they are fully depleted, but will likely liquidate when a substantial majority of the reserves have been produced. The Partnership has expended all of the partners' net commitments available for property acquisitions and development by acquiring producing oil and gas properties. The partnership invests primarily in proved producing properties with nominal levels of future costs of development for proven but undeveloped reserves. Significant purchases of additional reserves or extensive drilling activity are not anticipated. Cash distributions totaled $54,038 and $197,341 for the three months ended March 31, 1999 and 1998, respectively.

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

RESULTS OF OPERATIONS

      Oil and gas sales declined $15,723 or 11 percent in the first quarter of 1999 when compared to the corresponding quarter in 1998, due to normal production decline from the partnership's wells. Current quarter gas and oil production declined 12 percent and 16 percent, respectively, when compared to first quarter 1998 production volumes. Gas prices increased 10 percent or $.17 to an average $1.84/MCF while oil prices remained flat at an average $11.33/BBL for the quarter.

      Corresponding production costs per equivalent MCF decreased 19 percent in the first quarter of 1999 compared to the first quarter of 1998 as total production costs decreased 31 percent.

                  SWIFT ENERGY OPERATING PARTNERS 1993-B, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


      Total depreciation expense for the first quarter of 1999 decreased 87 percent or $316,589 when compared to the first quarter 1998. In 1998, two components, the normal provision, calculated on the units of production method, and the additional provision, relating to the ceiling limitation, make up total depreciation expense. Normal depreciation expense decreased 50 percent or $47,538 in 1999 compared to first quarter of 1998, relating to the decline in production volumes.

      The Partnership recorded an additional provision in depreciation, depletion and amortization in the first quarter of 1998 for $269,051, when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties.

      During 1999, partnership revenues and costs will be shared between the Interest Holders and general partners in an 85:15 ratio.

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


Date:     May 5, 1999         By:        /s/ John R. Alden
          -----------                    ------------------------------
                                         John R. Alden
                                         Senior Vice President, Secretary
                                         and Principal Financial Officer

Date:     May 5, 1999         By:        /s/ Alton D. Heckaman, Jr.
          -----------                    ------------------------------
                                         Alton D. Heckaman, Jr.
                                         Vice President, Controller
                                         and Principal Accounting Officer