Form 10-Q
period 1999-06-30
SWIFT ENERGY OPERATING PARTNERS 1993-B LTD
filed 1999-08-05
CIK 911342

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                                     PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - June 30, 1999 and December 31, 1998                                  3

            Statements of Operations

                - Three month and six month periods ended June 30, 1999 and 1998       4

            Statements of Cash Flows

                - Six month periods ended June 30, 1999 and 1998                       5

            Notes to Financial Statements                                              6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                              10

PART II.    OTHER INFORMATION                                                         12


SIGNATURES                                                                            13

                  SWIFT ENERGY OPERATING PARTNERS 1993-B, LTD.
                                 BALANCE SHEETS



                                                                                  June 30,            December 31,
                                                                                    1999                  1998
                                                                               ---------------       ---------------
                                                                                (Unaudited)
ASSETS:

Current Assets:
     Cash and cash equivalents                                               $         77,568      $         17,133
     Oil and gas sales receivable                                                     162,897               176,972
                                                                               ---------------       ---------------
          Total Current Assets                                                        240,465               194,105
                                                                               ---------------       ---------------

Gas Imbalance Receivable                                                               24,664                25,164
                                                                               ---------------       ---------------

Oil and Gas Properties, using full cost
     accounting                                                                     9,355,154             9,430,159
Less-Accumulated depreciation, depletion
     and amortization                                                              (7,504,805)           (7,416,816)
                                                                               ---------------       ---------------
                                                                                    1,850,349             2,013,343
                                                                               ===============       ===============
                                                                             $      2,115,478      $      2,232,612
                                                                               ===============       ===============


LIABILITIES AND PARTNERS' CAPITAL:

Current Liabilities:
     Accounts Payable                                                        $         87,965      $         99,337
                                                                               ---------------       ---------------

Deferred Revenues                                                                      20,404                20,404

Interest Holders' Capital (9,627,683 Interest Holders'
                          SDIs; $1.00 per SDI)                                      2,003,405             2,112,844
General Partners' Capital                                                               3,704                    27
                                                                               ---------------       ---------------
          Total Partners' Capital                                                   2,007,109             2,112,871
                                                                               ===============       ===============
                                                                             $      2,115,478      $      2,232,612
                                                                               ===============       ===============


                 See accompanying notes to financial statements.

                  SWIFT ENERGY OPERATING PARTNERS 1993-B, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                    Three Months Ended                        Six Months Ended
                                                         June 30,                                 June 30,
                                             ---------------------------------        ---------------------------------
                                                 1999               1998                  1999               1998
                                             --------------     --------------        --------------     --------------
REVENUES:
     Oil and gas sales                    $        140,348    $       178,306      $        265,224   $        318,904
     Interest income                                    56              2,879                    96              6,587
     Other                                              --              3,434                    --              6,350
                                             --------------     --------------        --------------     --------------
                                                   140,404            184,619               265,320            331,841
                                             --------------     --------------        --------------     --------------


COSTS AND EXPENSES:
     Lease operating                                60,994             73,573               119,452            161,430
     Production taxes                                7,367             10,997                14,152             17,142
     Depreciation, depletion
          and amortization -
            Normal provision                        40,205            100,927                87,989            196,249
            Additional provision                        --            252,946                    --            521,997
     General and administrative                     28,754             37,506                68,340             73,703
                                             --------------     --------------        --------------     --------------
                                                   137,320            475,949               289,933            970,521
                                             ==============     ==============        ==============     ==============
NET INCOME (LOSS)                         $          3,084    $      (291,330)     $        (24,613)  $       (638,680)
                                             ==============     ==============        ==============     ==============




Limited Partners' net income (loss)
     per SDI                              $             --    $         (0.03)     $             --   $          (0.07)
                                             ==============     ==============        ==============     ==============


                 See accompanying notes to financial statements.

                  SWIFT ENERGY OPERATING PARTNERS 1993-B, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                             Six Months Ended
                                                                                                 June 30,
                                                                                   -------------------------------------
                                                                                        1999                  1998
                                                                                   ---------------       ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Income (loss)                                                               $        (24,613)     $       (638,680)
     Adjustments to reconcile income (loss) to
          net cash provided by operations:
          Depreciation, depletion and amortization                                         87,989               718,246
          Change in gas imbalance receivable
               and deferred revenues                                                          500                   461
          Change in assets and liabilities:
               (Increase) decrease in oil and gas sales receivable                         14,075               286,059
               Increase (decrease) in accounts payable                                    (11,372)              (63,387)
                                                                                   ---------------       ---------------
          Net cash provided by (used in) operating activities                              66,579               302,699
                                                                                   ---------------       ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to oil and gas properties                                                  (30,510)             (109,409)
     Proceeds from sales of oil and gas properties                                        105,515                 6,551
                                                                                   ---------------       ---------------
          Net cash provided by (used in) investing activities                              75,005              (102,858)
                                                                                   ---------------       ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Cash Distributions to partners                                                       (81,149)             (348,727)
                                                                                   ---------------       ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       60,435              (148,886)
                                                                                   ---------------       ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                           17,133               332,870
                                                                                   ===============       ===============
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $         77,568      $        183,984
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

                  SWIFT ENERGY OPERATING PARTNERS 1993-B, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


                  For financial reporting purposes the Partnership follows the "full-cost" method of accounting for oil and gas property costs. Under this method of accounting, all productive and nonproductive costs incurred in the acquisition and development of oil and gas reserves are capitalized. Such costs include lease acquisitions, geological and geophysical services, drilling, completion, equipment and certain general and administrative costs directly associated with acquisition and development activities. General and administrative costs related to production and general overhead are expensed as incurred. No general and administrative costs were capitalized during the six months ended June 30, 1999 and 1998.

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

(7)  Year 2000 -

                  The Year 2000 issue results from computer programs and embedded computer chips with date fields that cannot distinguish between the years 1900 and 2000. The Managing General Partner is currently implementing the steps necessary to make its operations and the related operations of the Partnership capable of addressing the Year 2000. These steps include upgrading, testing and certifying its computer systems and field operation services and obtaining Year 2000 compliance certification from all important business suppliers. The Managing General Partner formed a task force during 1998 to address the Year 2000 issue and prepare its business systems for the Year 2000. The Managing General Partner has either replaced or updated mission critical systems and expects to complete testing during the third quarter of 1999 and continue remedial actions as needed.

                  The Managing General Partner's business systems are almost entirely comprised of off-the-shelf software. Most of the necessary changes in computer instructional code can be made by upgrading this software. The Managing General Partner is currently in the process of either upgrading the off-the-shelf software or receiving certification as to Year 2000 compliance from vendors or third party consultants. A testing phase is being conducted as the software is updated or certified and is expected to be completed during the third quarter of 1999.

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

                  SWIFT ENERGY OPERATING PARTNERS 1992-B, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


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

LIQUIDITY AND CAPITAL RESOURCES

      Oil and gas reserves are depleting assets and therefore often experience significant production declines each year from the date of acquisition through the end of the life of the property. The primary source of liquidity to the Partnership comes almost entirely from the income generated from the sale of oil and gas produced from ownership interests in oil and gas properties. Net cash provided by operating activities totaled $66,579 and $302,699 for the six months ended June 30, 1999 and 1998, respectively. This source of liquidity and the related results of operations, and in turn cash distributions, will decline in future periods as the oil and gas produced from these properties also declines while production and general and administrative costs remain relatively stable making it unlikely that the Partnership will hold the properties until they are fully depleted, but will likely liquidate when a substantial majority of the reserves have been produced. Cash provided by property sales proceeds totaled $105,515 for the six months ended June 30, 1999. The Partnership has expended all of the partners' net commitments available for property acquisitions and development by acquiring producing oil and gas properties. The partnership invests primarily in proved producing properties with nominal levels of future costs of development for proven but undeveloped reserves. Significant purchases of additional reserves or extensive drilling activity are not anticipated. Cash distributions totaled $81,149 and $348,727 for the six months ended June 30, 1999 and 1998, respectively.

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

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended June 30, 1999 (current quarter) when compared to the quarter ended June 30, 1998 (corresponding quarter), and for the six months ended June 30, 1999 (current period), when compared to the six months ended June 30, 1998 (corresponding period).

Three Months Ended June 30, 1999 and 1998

      Oil and gas sales declined $37,957 or 21 percent in the second quarter of 1999 when compared to the corresponding quarter in 1998, primarily due to decreased oil and gas production. Current quarter oil and gas production declined 37 percent and 34 percent, respectively, when compared to second quarter 1998 production volumes. The partnership's sale of properties in the first six months of 1999 had an impact on the partnership's production decline. Oil prices increased 51 percent or $5.24/BBL to an average of $15.53/BBL and gas prices increased 7 percent or $.14/MCF to an average of $2.31/MCF for the quarter.

                  SWIFT ENERGY OPERATING PARTNERS 1993-B, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


      Corresponding production costs per equivalent MCF increased 26 percent in the second quarter of 1999 compared to the second quarter of 1998 while total production costs decreased 19 percent, relating to the property sales in 1999.

      Total depreciation expense for the second quarter of 1999 decreased 89 percent or $313,668 when compared to the second quarter of 1998. In 1998, two components, the normal provision, calculated on the units of production method, and the additional provision, relating to the ceiling limitation, make up total depreciation expense. Normal depreciation expense decreased 60 percent or $60,722 in the second quarter of 1999 compared to the second quarter of 1998, also related to the decline in production volumes.

      The Partnership recorded an additional provision in depreciation, depletion and amortization in the second quarter of 1998 for $252,946 when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties.

Six Months Ended June 30, 1999 and 1998

      Oil and gas sales declined $53,680 or 17 percent in the first six months of 1999 when compared to the corresponding period in 1998, primarily due to decreased oil and gas production. Current period oil and gas production declined 26 percent and 25 percent, respectively, when compared to the same period in 1998. The partnership's sale of properties in the first six months of 1999 had an impact on the partnership's production decline. Oil prices increased 20 percent or $2.15/BBL to an average of $13.05/BBL and gas prices increased 6 percent or $.12/MCF to an average of $2.08/MCF for the current period.

      Corresponding production costs per equivalent MCF remained flat in the first six months of 1999 compared to the corresponding period in 1998 while total production costs decreased 25 percent, relating to the property sales in 1999.

      Total depreciation expense for the first six months of 1999 decreased 88 percent or $630,257 when compared to the first six months of 1998. In 1998, two components, the normal provision, calculated on the units of production method, and the additional provision, relating to the ceiling limitation, make up total depreciation expense. Normal depreciation expense decreased 55 percent or $108,260 in the first six months of 1999 compared to the first six months of 1998, also related to the decline in production volumes.

      The Partnership recorded an additional provision in depreciation, depletion and amortization in the first six months of 1998 for $521,997 when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties.

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


                                          SWIFT ENERGY OPERATING
                                          PARTNERS 1993-B, LTD.
                                          (Registrant)

                               By:        SWIFT ENERGY COMPANY
                                          Managing General Partner

Date:     August 4, 1999       By:        /s/ John R. Alden
          --------------                  ---------------------------------
                                          John R. Alden
                                          Senior Vice President, Secretary
                                          and Principal Financial Officer

Date:     August 4, 1999       By:        /s/ Alton D. Heckaman, Jr.
          --------------                  ---------------------------------
                                          Alton D. Heckaman, Jr.
                                          Vice President, Controller
                                          and Principal Accounting Officer