Form 10-K
period 1999-12-31
SWIFT ENERGY OPERATING PARTNERS 1993-B LTD
filed 2000-03-28
CIK 911342

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-K

             [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to
                                ----------------------     --------------------


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

                       Documents Incorporated by Reference

Document                                                      Incorporated as to

    Registration Statement No. 33-37983                           Items 1 and 13
     on Form S-1

                                TABLE OF CONTENTS

                             Form 10-K Annual Report
                     For the Period Ended December 31, 1999

                  SWIFT ENERGY OPERATING PARTNERS 1993-B, LTD.

ITEM NO.                             PART I                                PAGE
--------                             ------                                ----
   1                 Business                                               I-1
   2                 Properties                                             I-5
   3                 Legal Proceedings                                      I-7
   4                 Submission of Matters to a Vote of
                     Security Holders                                       I-7


                                     PART II
                                     -------
   5                 Market Price of and Distributions on the
                       Registrant's SDIs and Related Interest
                       Holder Matters                                      II-1
   6                 Selected Financial Data                               II-2
   7                 Management's Discussion and Analysis of
                      Financial Condition and Results of Operations        II-2
   8                 Financial Statements and Supplementary Data           II-4
   9                 Disagreements on Accounting and Financial
                      Disclosure                                           II-4


                                    PART III
                                    --------
  10                 Directors and Executive Officers of the
                      Registrant                                          III-1
  11                 Executive Compensation                               III-2
  12                 Security Ownership of Certain Beneficial
                      Owners and Management                               III-2
  13                 Certain Relationships and Related Transactions       III-2


                                     PART IV
                                     -------
  14                 Exhibits, Financial Statement Schedules
                        and Reports on Form 8-K                            IV-1


                                      OTHER
                                      -----
                     Signatures

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

         At December 31, 1999, the Partnership had expended or committed to expend 100% of the Interest Holders' commitments in the acquisition and development of producing properties, which properties are described under Item 2, "Properties," below. The Partnership's revenues and profits are derived almost entirely from the sale of oil and gas produced from its properties and from the sale of acquired oil and gas properties, when the sale of such properties is economically preferable to continued operation.

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

Liquidation

         During the first quarter of 2000, the Managing General Partner mailed proxy material to the Interest Holders proposing to sell all the Partnership's interests in oil and gas properties and dissolve and liquidate the Partnership. In March 2000, the Interest Holders of the Partnership approved the proposal to liquidate the Partnership. The Managing General Partner anticipates liquidation will be substantially completed within the next two years.

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

         All properties acquired by the Registrant since the date of the NP/OR Agreement have been acquired subject to the NP/OR Agreement and the nonoperating interests created thereby. At December 31, 1999, the Registrant had not made any withdrawals to acquire properties anticipated to require significant development.

         In accordance with its obligations under the NP/OR Agreement, as of December 31, 1999, the Registrant had conveyed to the Pension Partnership a net profits interest burdening certain depths of all producing properties acquired by the Registrant since the date of the NP/OR Agreement. Typically, a net profits interest in an oil and gas property entitles the owner to a specified percentage share of the gross proceeds generated by the burdened property, net of operating costs. The 39% net profits interest conveyed to the Pension Partnership under the NP/OR Agreement differs from the typical net profits interest in that it is calculated over the entire group of producing properties acquired under the NP/OR Agreement; i.e., all operating costs attributable to the burdened depths of such properties are aggregated, and the total is then subtracted from the total of all gross proceeds attributable to such depths in order to calculate the net profits to which the Pension Partnership is entitled. The net profits interest conveyed to the Pension Partnership burdens only those depths of each subject property which were evaluated to contain proved reserves at the date of acquisition, to the extent such depths underlie specified surface acreage.

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

                  SWIFT ENERGY OPERATING PARTNERS 1993-B, LTD.

         Federal Leases

         Some of the Partnership's properties are located on federal oil and gas leases administered by various federal agencies, including the Bureau of Land Management. Various regulations and orders affect the terms of leases, exploration and development plans, methods of operation and related matters.

         Employees

         The  Partnership  has no  employees.  Swift,  however,  has a staff  of geologists, geophysicists, petroleum engineers, landmen, and accounting personnel who administer the operations of Swift and the Partnership. As of December 31, 1999, Swift had 173 employees. Swift's administrative and overhead expenses attributable to the Partnership's operations are borne by the Partnership.

                  SWIFT ENERGY OPERATING PARTNERS 1993-B, LTD.

Item 2.  Properties

         As of December 31, 1999, the Partnership has acquired interests in producing oil and gas properties which are generally described below.

Principal Oil and Gas Producing Properties

         The most valuable fields in the Partnership, based upon year-end engineering estimates of discounted future net revenues using constant pricing and costs, are described below.

         1. The Second Bayou Field is located in Cameron Parish, Louisiana (American Cometra-So. Louisiana acquisition). This field accounts for 34% of Partnership value.

         2. The Greenbranch Field is in McMullen County, Texas (American Cometra acquisition). This field produces gas and oil from multiple pay zones and accounts for 36% of Partnership value.

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

                                            Net Production
                                    -------------------------------------
                                          For the Years Ended
                                              December 31,
                                    -------------------------------------
                                     1999           1998            1997
                                    -------        -------        -------
Net Volumes (Equivalent MCFs)       223,358        320,223        520,150

Average Sales Price
   per equivalent MCF                $2.57          $1.88          $2.78

Average Production Cost
   per Equivalent MCF
   (includes production taxes)       $1.37          $1.11          $0.90

                  SWIFT ENERGY OPERATING PARTNERS 1993-B, LTD.

Net Proved Oil and Gas Reserves

         Presented below are the estimates of the Partnership's proved reserves as of December 31, 1999, 1998 and 1997. All of the Partnership's proved reserves are located in the United States.

                                                                      December 31,
                                    -----------------------------------------------------------------------------
                                            1999                          1998                        1997
                                    ----------------------       ---------------------        -------------------
                                                  Natural                     Natural                     Natural
                                      Oil           Gas           Oil           Gas             Oil         Gas
                                    -------       --------       -------      --------        -------      -------
                                    (BBLS)         (MMCF)        (BBLS)        (MMCF)         (BBLS)       (MMCF)
Proved developed
   reserves at end of year          213,909          1,100       190,880         1,058        132,858       1,185
                                    =======        =======       =======       =======        =======      ======
Proved reserves
   Balance at beginning
     of year                        253,506          1,642       206,099         1,784        241,754       2,453

   Extensions, discoveries
     and other additions              --                 3            --              --           --          --

   Revisions of previous
     estimates                       61,643            245        78,048            71         17,893        (322)

   Sales of minerals in
     place                           (7,763)           (83)       (7,149)          (35)       (19,232)        (33)

   Production                       (18,625)          (112)      (23,492)         (178)       (34,316)       (314)
                                    -------        -------       -------         -----        -------      ------

   Balance at end of year           288,761          1,695       253,506         1,642        206,099       1,784
                                    =======        =======       =======       =======        =======      =====

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

                  SWIFT ENERGY OPERATING PARTNERS 1993-B, LTD.

         The following table summarizes by acquisition the Registrant's reserves and gross and net interests in producing oil and gas wells as of December 31, 1999:

                                    Reserves
                                December 31, 1999
                              ---------------------
                                                                  Natural                  Wells
                                                 Oil                Gas            -----------------------
Acquisition                 State(s)           (BBLS)              (MMCF)          Gross            Net
-----------                 --------           -------             -----           -----          --------
American Cometra           AL, CO, LA,
                           ND, NM, NV,
                           OK, TX, WY          220,743               517             793            21.125
AMC - So. Louisiana        LA                   11,769             1,088              49             0.667
Genesis                    TX                   20,822                70              15             0.422
L L & E                    AL, MS               35,427                20              19             0.233
                                               -------             -----           ------         --------
                                               288,761             1,695             876            22.447
                                               =======             =====           =====          ========


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

         In estimating the oil and natural gas reserves, the Registrant, in accordance with criteria prescribed by the Securities and Exchange Commission, has used prices received as of December 31, 1999 without escalation, except in those instances where fixed and determinable gas price escalations are covered by contracts, limited to the price the Partnership reasonably expects to receive. The Registrant does not believe that any favorable or adverse event causing a significant change in the estimated quantity of proved reserves has occurred between December 31, 1999 and the date of this report.

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

Holders

         As of December 31, 1999, there were 593 Interest Holders holding SDIs in the Partnership.

Distributions

         The Partnership generally makes distributions to Interest Holders on a quarterly basis, subject to the restrictions set forth in the Limited Partnership Agreement. In the fiscal years ended December 31, 1998 and 1999, the Partnership distributed a total of $505,400 and $137,200, respectively, to the holders of its SDIs. Cash distributions constitute net proceeds from sale of oil and gas production after payment of lease operating expenses and other partnership expenses. Some or all of such amounts or any proceeds from the sale of partnership properties could be deemed to constitute a return of investors' capital.

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

                  SWIFT ENERGY OPERATING PARTNERS 1993-B, LTD.

Item 6. Selected Financial Data

         The following selected financial data, prepared in accordance with generally accepted accounting principles for the years ended December 31, 1999, 1998, 1997, 1996 and 1995, should be read in conjunction with the financial statements included in Item 8:

                                1999               1998               1997              1996             1995
                           -------------      -------------      --------------    -------------     ------------
Revenues                   $     576,658      $     622,726      $    1,479,833    $   1,692,957     $   1,642,764
Income (Loss)              $     (20,529)     $  (1,139,659)     $      (92,788)   $      (8,097)    $    (156,262)
Total Assets               $   1,996,430      $   2,232,612      $    3,999,299    $   4,965,808     $   5,819,578
Cash Distributions         $     160,620      $     552,239      $      888,105    $     778,613     $     945,745
Long Term Obligations      $          --      $          --      $           --    $          --     $          --
Interest Holders' Net
  Income (Loss) Per SDI    $          --      $        (.10)     $           --    $          --     $        (.02)
Interest Holders' Cash
  Distributions Per SDI    $         .01      $         .05      $          .08    $         .07     $         .09


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidation

         During the first quarter of 2000, the Managing General Partner mailed proxy material to the Interest Holders proposing to sell all the Partnership's interests in oil and gas properties and dissolve and liquidate the Partnership. In March 2000, the Interest Holders of the Partnership approved the proposal to liquidate the Partnership. The Managing General Partner anticipates liquidation will be substantially completed within the next two years.

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

Net cash provided by operating activities totaled $141,022, $357,165 and $793,208 in 1999, 1998 and 1997, respectively. The decrease in cash provided by operating activities in 1999 is related to changes in oil and gas sales receivable and the Partnership's property sales in 1999. Cash provided by property sales proceeds totaled $150,723, $8,902 and $177,628 in 1999, 1998 and 1997, respectively. Capital expenditures totaled $40,416, $129,565 and $201,391 in 1999, 1998 and 1997, respectively. Cash distributions totaled $160,620, $552,239 and $888,105 in 1999, 1998 and 1997, respectively. In 1999, cash distributions were effected by production declines from the Partnership's property sales in 1999 and low oil and gas prices received during the first part of this year.

                  SWIFT ENERGY OPERATING PARTNERS 1993-B, LTD.


       The Partnership has expended all of the partners' net commitments available for property acquisitions and development by acquiring producing oil and gas properties. The partnership invests primarily in proved producing properties with nominal levels of future costs of development for proven but undeveloped reserves. Significant purchases of additional reserves or extensive drilling activity are not anticipated. The Partnership does not allow for additional assessments from the partners or interest holders to fund capital requirements. However, funds are available from partnership revenues, borrowings or proceeds from the sale of partnership property. The Partnership plans to spend in the next two years an estimated $273,000 for capital expenditures needed for the development and enhancement of proved oil and gas reserves. The Managing General Partner believes that the funds currently available to the Partnership will be adequate to meet any anticipated capital requirements.

Results of Operations

         Oil and gas sales declined $28,796 or 5 percent in 1999 vs. 1998, primarily due to decreased oil and gas production. In 1999, production volumes decreased 30 percent as oil and gas production declined 21 percent and 38 percent, respectively, when compared to 1998. Production declines were related to normal depletion and the Partnership's property sales. Oil prices increased 67 percent or $6.88/BBL to an average of $17.11/BBL and gas prices increased 13 percent or $0.27/MCF to an average of $2.29/MCF for 1999. Increased oil and gas prices helped offset the effect of decreased production.

         Corresponding production costs per equivalent MCF increased 23 percent in 1999 compared to 1998, and total production costs decreased 14 percent in 1999, due to production declines.

         Total depreciation expense for 1999 decreased 88 percent or $1,118,601 when compared to 1998. In 1998, two components, the normal provision, calculated on the units of production method, and the additional provision, relating to the ceiling limitation, make up total depreciation expense. Normal depreciation expense decreased 55 percent or $182,985 in 1999 compared to 1998, related to the decline in production volumes.

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

         The Partnership recorded an additional provision in depreciation, depletion and amortization in 1998 and 1997 of $935,616 and $296,726, respectively, when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties, resulting in a full cost ceiling impairment.

         During 2000, Partnership revenues and costs are expected to be shared between the Interest Holders and general partners in a 85:15 ratio. Based on current oil and gas prices, anticipated levels of oil and gas production and expected cash distributions during 2000, the Managing General Partner anticipates that the Partnership sharing ratio will continue to be 85:15.

Year 2000

         The Year 2000 issue resulted from computer programs and embedded computer chips with date fields which could not distinguish between the years 1900 and 2000. The Managing General Partner implemented steps necessary to make its operations and the related operations of the Partnership capable of addressing the Year 2000. These steps included upgrading, testing and certifying its computer systems and field operation services and obtaining Year 2000 compliance certification from all important business suppliers. The Managing General Partner formed a task force during 1998 to address the Year 2000 issue and prepare its business systems for the Year 2000. The Managing General Partner either replaced or updated mission critical systems and completed testing before 2000 began.

                  SWIFT ENERGY OPERATING PARTNERS 1993-B, LTD.


         The Managing General Partner's business systems are almost entirely comprised of off-the-shelf software. Most of the necessary changes in computer instructional code were made by upgrading this software. In addition, the Managing General Partner received certification as to Year 2000 compliance from vendors or third party consultants.

         The costs incurred to address the Year 2000 issue with respect to the Managing General Partners' business systems did not have a material effect on the Partnership's results of operations, or its liquidity and financial condition. The estimated total cost to the Managing General Partner to address Year 2000 issues was less than $150,000, most of which was spent during the testing phase. The Partnership's share of this cost was insignificant.

         The most reasonably likely worst case scenario would have been a prolonged disruption of external power sources upon which core equipment relies, resulting in a substantial decrease in the Partnership's oil and gas production activities. In addition, the pipeline operators to whom the Managing General Partner sells the Partnership's natural gas, as well as other customers and suppliers, could have been prone to Year 2000 problems that could not be assessed or detected by the Managing General Partner.

         As of the filing of this report, the Managing General Partner is not aware of any Year 2000 problems either experienced by it or by parties which it does business, and does not expect to experience such problems in the future.

Item 8. Financial Statements and Supplementary Data

         See Part IV, Item 14(a) for index to financial statements.

Item 9. Disagreements on Accounting and Financial Disclosure

         None.

                  SWIFT ENERGY OPERATING PARTNERS 1993-B, LTD.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

         As a limited partnership, the Registrant has no directors or executive officers. The business and affairs of the Registrant are managed by Swift as Managing General Partner. Set forth below is certain information as of March 10, 2000, regarding the directors and executive officers of Swift.

                                                         Position(s) with
         Name                    Age                   Swift and Other Companies
         ----                    ---                   -------------------------
                                               DIRECTORS
                                               ---------
A. Earl Swift                    66               Chief Executive Officer and
                                                  Chairman of the Board

Virgil N. Swift                  71               Executive Vice President - Business
                                                  Development, Vice Chairman of the Board

G. Robert Evans                  68               Director of Swift; Chairman of the Board,
                                                  Material Sciences Corporation;
                                                  Director, Consolidated Freightways, Inc.,
                                                  Fibreboard Corporation, Elco Industries, and
                                                  Old Second Bancorp

Raymond O. Loen                  75               Director of Swift; President, R. O. Loen
                                                  Company

Henry C. Montgomery              64               Director of Swift; Chairman of the Board,
                                                  Montgomery Financial Services Corporation;
                                                  Director, Southwall Technology Corporation

Clyde W. Smith, Jr.              51               Director of Swift; President, Somerset
                                                  Properties, Inc.

Harold J. Withrow                72               Director of Swift

                                               EXECUTIVE OFFICERS
                                               ------------------

Terry E. Swift                   44               President

Joe A. D'Amico                   51               Chief Operating Officer

John R. Alden                    54               Senior Vice President - Finance,
                                                  Chief Financial Officer and Secretary

Bruce H. Vincent                 52               Senior Vice President - Funds Management

James M. Kitterman               55               Senior Vice President - Operations

Alton D. Heckaman, Jr.           42               Vice President - Finance and Controller

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

                                     III-2

                  SWIFT ENERGY OPERATING PARTNERS 1993-B, LTD.
                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

      a(1)     FINANCIAL STATEMENTS                                     PAGE NO.
               --------------------                                     --------
               Report of Independent Public Accountants                     IV-2

               Balance Sheets as of December 31, 1999 and 1998              IV-3

               Statements of Operations for the years ended
                  December 31, 1999, 1998 and 1997                          IV-4

               Statements of Partners' Capital for years ended
                  December 31, 1999, 1998 and 1997                          IV-5

               Statements of Cash Flows for the years ended
                  December 31, 1999, 1998 and 1997                          IV-6

               Notes to Financial Statements                                IV-7

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

       b(1)    REPORTS ON FORM 8-K

               No reports on Form 8-K have been filed during the quarter ended December 31, 1999.

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to
Section 12 of the Act.

         No annual report to security holders covering the Partnership's 1999 fiscal year has been sent to Interest Holders of the Partnership.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Swift Energy Operating Partners 1993-B, Ltd.:

         We have audited the accompanying balance sheets of Swift Energy Operating Partners 1993-B, Ltd., (a Texas limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, partners' capital and cash flows for the years ended December 31, 1999, 1998 and 1997. These financial statements are the responsibility of the Managing General Partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Swift Energy Operating Partners 1993-B, Ltd., as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years ended December 31, 1999, 1998 and 1997, in conformity with accounting principles generally accepted in the United States.

                                             ARTHUR ANDERSEN LLP




Houston, Texas
February 9, 2000

                  SWIFT ENERGY OPERATING PARTNERS 1993-B, LTD.
                                 BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998

                                                             1999              1998
                                                      ---------------      --------------
ASSETS:

Current Assets:
    Cash and cash equivalents                         $       107,842      $       17,133
    Oil and gas sales receivable                              111,964             176,972
                                                      ---------------      --------------
         Total Current Assets                                 219,806             194,105
                                                      ---------------      --------------

Gas Imbalance Receivable                                       24,664              25,164
                                                      ---------------      --------------

Oil and Gas Properties, using full cost
       accounting                                            9,319,85           9,430,159
Less-Accumulated depreciation, depletion
       and amortization                                    (7,567,892)         (7,416,816)
                                                      ---------------      --------------
                                                            1,751,960           2,013,343
                                                      ---------------      --------------
                                                      $     1,996,430      $    2,232,612
                                                      ===============      ==============


LIABILITIES AND PARTNERS' CAPITAL:

Current Liabilities:
    Accounts Payable                                  $        44,304      $       99,337
                                                      ---------------      --------------

Deferred Revenues                                              20,404              20,404

Interest Holders' Capital
    (9,627,683 Interest Holders'SDIs;$1.00 per SDI)         1,931,669           2,112,844
General Partners' Capital                                          53                  27
                                                      ---------------      --------------
    Total Partners' Capital                                 1,931,722           2,112,871
                                                      ---------------      --------------
                                                       $    1,996,430      $    2,232,612
                                                      ===============      ==============




                 See accompanying notes to financial statements.

                  SWIFT ENERGY OPERATING PARTNERS 1993-B, LTD.
                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                               1999               1998               1997
                                                         ----------------   ----------------   ----------------
         REVENUES:
              Oil and gas sales                          $        574,173   $        602,969   $      1,447,550
              Interest income                                       2,485              7,995             14,390
              Other                                                    --             11,762             17,893
                                                         ----------------   ----------------   ----------------
                                                                  576,658            622,726          1,479,833
                                                         ----------------   ----------------   ----------------


         COSTS AND EXPENSES:
              Lease operating                                     276,911            322,448            383,643
              Production taxes                                     28,092             33,348             83,059
              Depreciation, depletion
                   and amortization -
                      Normal                                      151,076            334,061            617,159
                      Additional                                       --            935,616            296,726
              General and administrative                          141,108            136,912            192,034
                                                         ----------------   ----------------   ----------------
                                                                  597,187          1,762,385          1,572,621
                                                         ----------------   ----------------   ----------------
         NET INCOME (LOSS)                               $        (20,529)  $     (1,139,659)  $        (92,788)
                                                         ================   ================   ================






                 See accompanying notes to financial statements.

                  SWIFT ENERGY OPERATING PARTNERS 1993-B, LTD.
                         STATEMENTS OF PARTNERS' CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                Interest           General           Combining
                                                Holders           Partners           Adjustment            Total
                                             --------------     --------------     --------------     --------------
                                                                                                      <C
Balance,
       December 31, 1996                     $    4,189,692     $       43,426     $      552,544     $     4,785,662

Income (Loss)                                       (47,874)           119,383           (164,297)            (92,788)

Cash Distributions                                 (743,800)          (144,305)                --            (888,105)
                                             --------------     --------------     --------------     ---------------

Balance,
       December 31, 1997                          3,398,018             18,504            388,247           3,804,769
                                             --------------     --------------     --------------     ---------------

Income (Loss)                                      (978,511)            28,362           (189,510)         (1,139,659)

Cash Distributions                                 (505,400)           (46,839)                --            (552,239)
                                             --------------     --------------     --------------     ---------------

Balance,
       December 31, 1998                          1,914,107                 27            198,737           2,112,871
                                             --------------     --------------     --------------     ---------------

Income (Loss)                                       (38,651)            23,446             (5,324)            (20,529)

Cash Distributions                                 (137,200)           (23,420)                --            (160,620)
                                             --------------     --------------     --------------     --------------

Balance,
       December 31, 1999                     $    1,738,256     $           53     $      193,413     $     1,931,722
                                             ==============     ==============     ==============     ==============



Interest Holders' net income (loss)
       per SDI

          1997                               $           --
                                             ==============

          1998                               $        (0.10)
                                             ==============

          1999                               $           --
                                             ==============



                 See accompanying notes to financial statements.

                  SWIFT ENERGY OPERATING PARTNERS 1993-B, LTD.
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                               1999              1998             1997
                                                                          -------------     -------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Income (loss)                                                        $     (20,529)    $  (1,139,659)   $      (92,788)
     Adjustments to reconcile income (loss) to
          net cash provided by operations:
          Depreciation, depletion and amortization                              151,076         1,269,677           913,885
          Change in gas imbalance receivable
               and deferred revenues                                                500                55               868
          Change in assets and liabilities:
               (Increase) decrease in oil and gas sales receivable               65,008           301,881           (43,141)
               Increase (decrease) in accounts payable                          (55,033)          (74,789)           14,384
                                                                          -------------     -------------    --------------
          Net cash provided by (used in) operating activities                   141,022           357,165           793,208
                                                                          -------------     -------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Additions to oil and gas properties                                        (40,416)         (129,565)         (201,391)
     Proceeds from sales of oil and gas properties                              150,723             8,902           177,628
                                                                          -------------     -------------    --------------
          Net cash provided by (used in) investing activities                   110,307          (120,663)          (23,763)
                                                                          -------------     -------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Cash distributions to partners                                            (160,620)         (552,239)         (888,105)
                                                                          -------------     -------------    --------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             90,709          (315,737)         (118,660)
                                                                          -------------     -------------    --------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                   17,133           332,870           451,530
                                                                          -------------     -------------    --------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                  $     107,842     $      17,133    $      332,870
                                                                          =============     =============    ==============






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

         Generally, all continuing costs (including development costs, operating costs, general and administrative reimbursements and direct expenses) and revenues are allocated 85 percent to the Interest Holders and 15 percent to the general partners. After partnership payout, as defined in the Partnership Agreement, continuing costs and revenues will be shared 75 percent by the Interest Holders, and 25 percent by the general partners. Payout had not occurred as of December 31, 1999.

         During the first quarter of 2000, the Managing General Partner mailed proxy material to the Interest Holders proposing to sell all the Partnership's interests in oil and gas properties and dissolve and liquidate the Partnership. In March 2000, the Interest Holders of the Partnership approved the proposal to liquidate the Partnership. The Managing General Partner anticipates liquidation will be substantially completed within the next two years.

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

Oil and Gas Revenues --

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

         For financial reporting purposes, the Partnership follows the "full-cost" method of accounting for oil and gas property costs. Under this method of accounting, all productive and nonproductive costs incurred in the acquisition and development of oil and gas reserves are capitalized. Such costs include lease acquisitions, geological and geophysical services, drilling, completion, equipment and certain general and administrative costs directly associated with acquisition and development activities. General and administrative costs related to production and general overhead are expensed as incurred. No general and administrative costs were capitalized during the years ended December 31, 1999, 1998 and 1997.

         Future development, site restoration, dismantlement and abandonment costs, net of salvage values, are estimated on a property-by-property basis based on current economic conditions and are amortized to expense as the Partnership's capitalized oil and gas property costs are amortized.

                 SWIFT ENERGY OPERATING PARTNERS 1993-B, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


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

(3) Oil and Gas Capitalized Costs -

         The following table sets forth capital expenditures related to the Partnership's oil and gas operations:

                                                 Year Ended December 31,
                                        -----------------------------------------
                                          1999              1998           1997
                                        --------          --------       --------
       Acquisition of
        proved properties               $     --        $       --       $     --

       Development                        40,416           129,565        201,391
                                         -------           -------       --------
                                        $ 40,416          $129,565       $201,391
                                        ========          ========       ========

         All oil and gas property acquisitions are made by Swift on behalf of the Partnership. The costs of the properties include the purchase price plus any costs incurred by Swift in the evaluation and acquisition of properties.

         During 1998 and 1997, the Partnership's unamortized oil and gas property costs exceeded the quarterly calculations of the "ceiling limitation" resulting in an additional provision for depreciation, depletion and amortization of $935,616 and $296,726, respectively. In addition, the Interest Holders' share of unamortized oil and gas property costs exceeded their "ceiling limitation" in 1998 and 1997, resulting in a valuation allowance of $748,635 and $121,458, respectively. These amounts are included in the income (loss) attributable to the Interest Holders shown in the statement of partners' capital together with a "combining adjustment" for the difference between the Interest Holders' valuation allowance and the Partnership's full cost ceiling write down. The "combining adjustment" changes quarterly as the Partnership's total depreciation, depletion and amortization provision is more or less than the combined depreciation, depletion and amortization provision attributable to the general partners and Interest Holders.

                 SWIFT ENERGY OPERATING PARTNERS 1993-B, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(4) Related-Party Transactions -

         During  1999,  1998 and  1997,  the  Partnership  paid  Swift  $82,493,
$107,375 and $144,415, respectively, as a general and administrative overhead allowance.

         During 1999, 1998 and 1997, the Partnership also paid Swift an incentive amount, as defined in the Partnership Agreement, for services rendered to the Partnership. Such amounts totaled $5,280 in 1999, $3,448 in 1998 and $14,885 in 1997 and are included in general and administrative expenses.

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

         The tax returns and the amount of distributable Partnership income are subject to examination by the federal and state taxing authorities. If the Partnership's ordinary income for federal income tax purposes is ultimately changed by the taxing authorities, the tax liability of the Interest Holders could be changed accordingly. Ordinary income reported on the Partnership's federal return of income for the years ended December 31, 1999, 1998 and 1997 was $140,570, $11,057 and $705,091, respectively. The difference between ordinary income for federal income tax purposes reported by the Partnership and net income or loss reported herein primarily results from the exclusion of depletion (as described below) from ordinary income reported in the Partnership's federal return of income.

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

                 SWIFT ENERGY OPERATING PARTNERS 1993-B, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED


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

                                          SWIFT ENERGY OPERATING
                                          PARTNERS 1993-B, LTD.
                                          (Registrant)

                                  By:      SWIFT ENERGY COMPANY
                                              General Partner

Date:      March 10, 2000         By:      s/b A. Earl Swift
         -----------------                 ------------------------------
                                           A. Earl Swift
                                           Chief Executive Officer

Date:      March 10, 2000          y:      s/b John R. Alden
         -----------------                 ------------------------------
                                           John R. Alden
                                           Principal Financial Officer

Date:      March 10, 2000         By:      s/b Alton D. Heckaman, Jr.
         -----------------                 ------------------------------
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

                                           SWIFT ENERGY OPERATING
                                           PARTNERS 1993-B, LTD.
                                           (Registrant)

                                  By:      SWIFT ENERGY COMPANY
                                            General Partner

Date:      March 10, 2000         By:      s/b A. Earl Swift
         ------------------                ------------------------------
                                           A. Earl Swift
                                           Director and Principal
                                           Executive Officer

Date:      March 10, 2000         By:      s/b Virgil N. Swift
         ------------------                ------------------------------
                                           Virgil N. Swift
                                           Director and Executive
                                           Vice President - Business
                                           Development

                  SWIFT ENERGY OPERATING PARTNERS 1993-B, LTD.



                                   SIGNATURES



Date:      March 10, 2000         By:      s/b G. Robert Evans
         -----------------                 ------------------------------
                                           G. Robert Evans
                                           Director

Date:      March 10, 2000         By:      s/b Raymond O. Loen
         -----------------                 ------------------------------
                                           Raymond O. Loen
                                           Director

Date:      March 10, 2000         By:      s/b Henry C. Montgomery
         -----------------                 ------------------------------
                                           Henry C. Montgomery
                                           Director

Date:      March 10, 2000         By:      s/b Clyde W. Smith, Jr.
         -----------------                 -------------------------------
                                           Clyde W. Smith, Jr.
                                           Director

Date:      March 10, 2000         By:      s/b Harold J. Withrow
         -----------------                 -------------------------------
                                           Harold J. Withrow
                                           Director